Form 10-Q
period 1996-03-31
PALMER WIRELESS INC
filed 1996-05-13
CIK 919044

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC    20549


                                   FORM 10-Q


(MARK ONE)


(   X    )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 1996
                                            --------------


                                       or


(        )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    -------------

                        Commission file number 0-25588
                                               -------

                             PALMER WIRELESS, INC.
                             ---------------------
            (Exact Name of Registrant as specified in its charter)


       DELAWARE                                         65-0456627
       --------                                         ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


12800 University Drive, Ste. 500, Fort Myers,  Florida       33907
- - ------------------------------------------------------       -----
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number  (941) 433-4350
                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                        --     --

The number of shares outstanding of the issuer's common stock as of May 13, 1996 was 23,396,016.
- - ------------     -----------

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                                     INDEX


PART I.   FINANCIAL INFORMATION


      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets                  I-1
               - December 31, 1995 and March 31, 1996

               Condensed Consolidated Statements of                   I-2
               Operations - Three months ended March 31, 1995
               and 1996

               Condensed Consolidated Statements of                   I-3
               Stockholders' Equity

               Condensed Consolidated Statements of                   I-4
               Cash Flows - Three Months ended
               March 31, 1995 and 1996

               Notes to Condensed Consolidated                        I-5
               Financial Statements

      Item 2.  Management's Discussion and Analysis                   I-6
               of Financial Condition and Results of Operations



PART II.   OTHER INFORMATION


      Item 1.  Legal Proceedings                                      II-1

      Item 2.  Changes in Securities                                  II-1

      Item 3.  Defaults Upon Senior Securities                        II-1

      Item 4.  Submission of Matters to a Vote of                     II-1
               Security Holders

      Item 5.  Other Information                                      II-1

      Item 6.  Exhibits and Reports on Form 8-K                       II-1


SIGNATURES                                                            II-2

ITEM 1 FINANCIAL STATEMENTS

                    PALMER WIRELESS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                               ($ IN THOUSANDS)

                                 (UNAUDITED)

                                                                                      DECEMBER 31,               MARCH 31,
                                                                                         1995                      1996
                                                                                      ------------               ---------

                                                 Assets
                                                 ------
Current assets:
     Cash and cash equivalents                                                       $       3,436         $         4,553
     Trade accounts receivable, net of
            allowance for doubtful accounts                                                 17,347                  17,297
     Receivable from other cellular carriers                                                 3,936                   2,267
     Deferred income taxes                                                                     821                     949
     Prepaid expenses and deposits                                                           1,111                   1,750
     Inventory                                                                               2,434                   2,056
                                                                                       -----------           -------------
            Total current assets                                                            29,085                  28,872
Net property, plant and equipment                                                          100,936                 103,885
Licenses, net of amortization                                                              321,053                 319,284
Other intangible assets, net of amortization                                                11,797                  14,000
                                                                                       -----------           -------------
                                                                                     $     462,871         $       466,041
                                                                                       ===========           =============

                                            Liabilities and Equity
                                            ----------------------
Current liabilities:
     Current installments of long-term debt                                          $       7,441         $         7,603
     Accounts payable                                                                       10,795                   9,522
     Accrued expenses                                                                        8,833                  10,837
     Other liabilities                                                                       3,451                   3,452
                                                                                       -----------           -------------

            Total current liabilities                                                       30,520                  31,414

Long-term debt, excluding current installments                                             343,000                 345,000
Deferred income taxes                                                                        9,636                   9,805
Minority interests                                                                           5,162                   5,193
                                                                                       -----------           -------------

            Total liabilities                                                              388,318                 391,412
                                                                                       -----------           -------------

Stockholders' equity                                                                        74,553                  74,629
                                                                                       -----------           -------------

                                                                                     $     462,871         $       466,041
                                                                                       ===========           =============

See accompanying notes to condensed consolidated financial statements.

                    PALMER WIRELESS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 (UNAUDITED)

                                                                                                     FOR THE THREE MONTHS
                                                                                                         ENDED MARCH 31,
                                                                                           ------------------------------------
                                                                                                1995                   1996
                                                                                           -------------          -------------
Revenue:
        Service                                                                             $     20,408           $     33,856
        Equipment sales and installation                                                           1,966                  2,035
                                                                                             -----------            -----------
                        Total revenue                                                             22,374                 35,891
                                                                                             -----------            -----------
Operating expenses:
        Engineering, technical and other direct                                                    3,860                  6,624
        Cost of equipment                                                                          3,144                  3,931
        Selling, general and administrative                                                        7,131                 10,924
        Depreciation and amortization                                                              3,367                  5,898
                                                                                             -----------            -----------
                        Total operating expenses                                                  17,502                 27,377
                                                                                             -----------            -----------
                        Operating income                                                           4,872                  8,514
                                                                                             -----------            -----------
Other income (expense):
        Interest expense, net                                                                     (5,730)                (7,945)
        Other expense, net                                                                          (328)                     -
                                                                                             -----------            -----------
                        Total other expense                                                       (6,058)                (7,945)
                                                                                             -----------            -----------
                        (Loss) income before minority interest
                           share of income and income tax expense                                 (1,186)                   569

Minority interest share of income                                                                   (122)                  (452)
                                                                                             -----------            -----------
                        Net (loss) income before income taxes                                     (1,308)                   117
Income tax expense                                                                                (2,650)                   (41)
                                                                                             -----------            -----------

                        Net (loss) income                                                   $     (3,958)          $         76
                                                                                             ===========            ===========

Net (loss) income per share of common stock                                                 $      (0.21)          $       0.00
                                                                                             ===========            ===========

Average shares outstanding                                                                    18,611,111             23,561,923
                                                                                             ===========            ===========

See accompanying notes to condensed consolidated financial statements.

                    PALMER WIRELESS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               ($ IN THOUSANDS)

                                 (UNAUDITED)


                                                          Common Stock                                  Common Stock
                                                            Class A                                       Class B
                                            ------------------------------------            ------------------------------------
                                              Shares                   Amount                 Shares                    Amount
                                            ---------              -------------            ----------                 ---------
Balances at December 31, 1994                 706,422              $           7            17,293,578                 $     173
Partnership loss before
       business combination                         -                          -                     -                         -
Public offering, net of
       issuance costs of $8,114             5,369,350                         54                     -                         -
Exercise of stock options                      20,000                          -                     -                         -
Net income                                          -                          -                     -                         -
                                            ---------               ------------            ----------                  --------

Balances at December 31, 1995               6,095,772              $          61            17,293,578                 $     173

Net income                                          -                          -                     -                         -
                                            ---------               ------------            ----------                  --------

Balances at March 31, 1996                  6,095,772              $          61            17,293,578                 $     173
                                            =========               ============            ==========                  ========

                                                                           (Accumulated
                                                        Additional           deficit)             Total
                                                         paid-in             retained          stockholders'
                                                         capital             earnings             equity
                                                      -------------     -----------------     ---------------
Balances at December 31, 1994                         $       4,902     $           (167)     $         4,915
Partnership loss before
       business combination                                  (1,066)                   -               (1,066)
Public offering, net of
       issuance costs of $8,114                              68,345                    -               68,399
Exercise of stock options                                       285                    -                  285
Net income                                                        -                2,020                2,020
                                                       ------------      ---------------       --------------
Balances at December 31, 1995                         $      72,466     $          1,853      $        74,553
Net income                                                        -                   76                   76
                                                       ------------      ---------------       --------------
Balances at March 31, 1996                            $      72,466     $          1,929      $        74,629
                                                       ============      ===============       ==============


See accompanying notes to condensed consolidated financial statements.

                    PALMER WIRELESS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               ($ IN THOUSANDS)

                                 (UNAUDITED)


                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                     1995              1996
                                                                                  ----------         --------
Cash flows from operating activities:
     Net (loss) income                                                             $     (3,958)   $       76
                                                                                    -----------     ---------
     Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
            Depreciation and amortization                                                 3,367         5,898
            Minority interest share of income                                               122           452
            Deferred income taxes                                                         2,650            41
            Loss on disposal of property                                                    325             -
            Interest deferred and added to long-term debt                                   149           187
            (Increase) decrease in trade accounts receivable                               (497)           50
            Decrease in inventory                                                         2,416           378
            (Decrease) increase in accounts payable and accrued expenses                 (3,824)           40
            Change in other accounts                                                        547          (343)
                                                                                    -----------     ---------

           Total adjustments                                                       $      5,255    $    6,703
                                                                                    -----------     ---------

           Net cash provided by operating activities                               $      1,297    $    6,779


Cash flows from investing activities:
     Capital expenditures                                                                (4,442)       (6,618)
     Purchases of minority interests                                                          -        (1,224)
     Collection of receivable from other cellular carriers                                    -         2,452
     Increase in other intangible assets                                                   (614)       (2,247)
                                                                                    -----------     ---------

           Net cash used in investing activities                                   $     (5,056)   $   (7,637)
                                                                                    -----------     ---------

Cash flows from financing activities:
     Advances to Palmer Communications Incorporated, net                                 (1,603)            -
     Repayment of long-term debt                                                        (60,025)          (25)
     Proceeds from long-term debt                                                         5,000         2,000
     Public offering proceeds, net                                                       66,250             -
                                                                                    -----------     ---------

           Net cash provided by financing activities                               $      9,622    $    1,975
                                                                                    -----------     ---------

           Net increase in cash and cash equivalents                               $      5,863    $    1,117
Cash and cash equivalents at the beginning of period                                      2,998         3,436
                                                                                    -----------     ---------

Cash and cash equivalents at the end of period                                            8,861         4,553
                                                                                    ===========     =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                        $      5,483    $    7,033
                                                                                    ===========     =========

See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements of Palmer Wireless, Inc. and subsidiaries (the "Company") have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials. In the opinion of management, all adjustments (none of which were other than normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

     The computation of net (loss) income per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options using the treasury stock method) outstanding during the periods presented.

(2)  Acquisitions

     On March 22, 1996, two of the Company's majority-owned subsidiaries entered into a definitive agreement to purchase the non-wireline cellular telephone system serving Georgia-6 RSA for a total purchase price of $35 million, subject to certain adjustments.

     On April 23, 1996, the Company entered into a definitive agreement to purchase the non-wireline cellular telephone system serving Georgia-1 RSA for a total purchase price of $31.5 million, subject to certain adjustments.

PALMER WIRELESS, INC.  AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Palmer Wireless, Inc. ("Company") is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 1996, the Company provided cellular telephone service to 227,400 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 15 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and six Rural Service Areas ("RSAs") with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as cellular telephones and accessories principally through its network of retail stores offering a full line of cellular products and services. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.


MARKET OWNERSHIP

The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1995 and March 31, 1996.

CELLULAR SERVICE      DECEMBER 31,  MARCH 31,
AREA AREA                 1995        1996
- - ----------------          ----        ----
Albany, Georgia           82.1%        82.7%
Augusta, Georgia         100.0        100.0
Columbus, Georgia         83.2         84.2
Macon, Georgia            98.4         98.7
Savannah, Georgia         97.9         98.2
Dothan, Alabama           92.1         92.1
Montgomery, Alabama       91.9         91.9
Georgia 7 - RSA          100.0        100.0
Georgia 8 - RSA          100.0        100.0
Georgia 9 - RSA          100.0        100.0
Georgia 10 - RSA         100.0        100.0
Georgia 12 - RSA         100.0        100.0
Alabama 8 - RSA          100.0        100.0
Fort Myers, Florida       99.0         99.0
Panama City, Florida      77.9         77.9


On December 1, 1995, the Company acquired the cellular telephone systems serving the Augusta and Savannah MSAs for an aggregate purchase price of $158.4 million ("the GTE Acquisition"). The cellular telephone systems in the newly-acquired MSAs serve a geographic territory in eastern Georgia and a portion of South Carolina that is adjacent to the Company's existing markets in the Georgia-8 and Georgia-12 RSAs. In the GTE Acquisition, the Company also acquired interim authority to provide cellular service to the southern portions of South Carolina RSA Market Nos. 631 and 632, otherwise known as South Carolina-7 RSA and South Carolina-8 RSA, respectively, which serve a geographic territory that is adjacent to the Company's existing markets in Georgia-8 RSA as well as the Augusta and Savannah, Georgia MSAs. The Company has no subscribers and has not constructed any cell sites in South Carolina-7

RSA and South Carolina-8 RSA, however it provides roaming access to its own subscribers and others when they travel in these two service areas by utilizing its existing cell sites in adjacent service areas.

On March 22, 1996, two of the Company's majority-owned subsidiaries entered into a definitive agreement to purchase the non-wireline cellular telephone system serving Georgia-6 RSA for a total purchase price of $35 million, subject to certain adjustments.

On April 23, 1996, the Company entered into a definitive agreement to purchase the non-wireline cellular telephone system serving Georgia-1 RSA for a total purchase price of $31.5 million, subject to certain adjustments.



RESULTS OF OPERATIONS

The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.


                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                               1995       1996
                                               ----       ----
REVENUE:

Service                                        91.2%      94.3%
Equipment sales and installation                8.8        5.7
                                              -----      -----
    TOTAL REVENUE                             100.0      100.0

OPERATING EXPENSES:

Engineering, technical and other direct:
  Engineering and technical (1)                 8.0        9.2
  Other direct costs of services (2)            9.3        9.2
Cost of equipment (3)                          14.1       11.0
Selling, general and administrative:
  Sales and marketing (4)                       9.2        8.8
  Customer service (5)                          6.7        5.9
  General and administrative (6)               15.9       15.8
Depreciation and amortization                  15.0       16.4
                                              -----      -----
    TOTAL OPERATING EXPENSE                    78.2       76.3

Operating income                               21.8%      23.7%

Operating income before depreciation
and amortization (7)                           36.8%      40.1%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.

(3) Consists primarily of the costs of the cellular telephones and accessories sold.

(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.

(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.

(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.

(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income (loss), operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

REVENUE. Service revenues totaled $33.9 million for the first quarter of 1996, an increase of 65.9% over $20.4 million for the first quarter of 1995. This increase was primarily due to a 76.7% increase in the number of subscribers to 227,400 as of March 31, 1996 versus 128,661 as of March 31, 1995. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and the GTE Acquisition. The GTE Acquisition accounted for 35,685 subscribers at March 31, 1996. Service revenue attributable to the cellular systems acquired in the GTE Acquisition totaled $6.2 million for the three months ended March 31, 1996.

Average monthly revenue per subscriber decreased 8.0% to $52.10 for the first
quarter of 1996 from $56.64 for the first quarter of 1995.   This is due to a
common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers.

Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, remained flat at $2.0 million for the first quarter of 1996 and 1995. While equipment sales and installation revenue remained flat for the first quarter of 1996 and 1995, it decreased as a percentage of total cellular revenue to 5.7% for 1996 from 8.8% for 1995, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers. Equipment sales and installation revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.2 million for the three months ended March 31, 1996.

OPERATING EXPENSES. Engineering and technical expenses increased by 85.5% to $3.3 million for the first quarter of 1996 from $1.8 million in the first quarter of 1995, due primarily to the increase in subscribers and the GTE Acquisition. As a percentage of revenue, engineering and technical expenses increased to 9.2% from 8.0% due to additional costs incurred for the GTE Acquisition. The Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs except for extraordinary expenses incurred in cases of acquisitions. Engineering and technical expenses attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.8 million for the three months ended March 31, 1996.

Other direct costs of services increased 59.7% to $3.3 million for the first quarter of 1996 from $2.1 million in the first quarter of 1995. As a percentage of revenue, however, these costs of service remained relatively flat at 9.2% and 9.3% for the first quarter of 1996 and 1995 respectively. Other direct costs of services attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.6 million for the three months ended March 31, 1996.

The cost of equipment sales increased 25.0% to $3.9 million for the first quarter of 1996 from $3.1 million for the first quarter of 1995, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (93.2%) for the first quarter of 1996 from (59.9%) for the first quarter of 1995. In an effort to address market competition and improve market share, the Company sold more telephones below cost in the first quarter of 1996 than in the same period of 1995. The cost of equipment attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.4 million for the three months ended March 31, 1996.

Sales and marketing costs increased 53.4% to $3.2 million for the first quarter of 1996 from $2.1 million for the same period in 1995. This increase is primarily due to the 49.1% increase in gross subscriber activations and the resulting increase in salaries and commissions. As a percentage of total revenue, sales and marketing costs decreased to 8.8% from 9.2% for the first quarter of 1996 and 1995 respectively. The decrease is due to a significant portion of sales and marketing costs being fixed. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $357 for the first quarter of 1996 from $315 for the first quarter of 1995. This increase in cost to add a net subscriber was caused primarily by increased losses from the Company's sales of cellular telephones. The sales and marketing costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.6 million for the three months ended March 31, 1996.

Customer service costs increased 41.3% to $2.1 million for the first quarter of 1996 from $1.5 million for the first quarter of 1995, but decreased as a percentage of total revenue to 5.9% from 6.7% for the same period. This decrease is due to a significant portion of customer service costs being fixed. The customer service costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.5 million for the three months ended March 31, 1996.

General and administrative expenditures increased 58.0% to $5.6 million for the first quarter of 1996 from $3.6 million for the first quarter of 1995, due primarily to the increase in the number of subscribers and the GTE Acquisition. General and administrative expenses remained relatively flat as a percentage of total revenue at 15.8% in the first quarter of 1996 and 15.9% for the first quarter of 1995. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. The general and administrative costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.0 million for the three months ended March 31, 1996.

Depreciation and amortization increased 75.2% to $5.9 million for the first quarter of 1996 from $3.4 million for the first quarter of 1995. This increase was primarily due to the depreciation and amortization associated with the GTE Acquisition and additional capital expenditures. Depreciation and amortization attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.5 million for the three months ended March 31, 1996.

Operating income increased 74.8% to $8.5 million in the first quarter of 1996, from $4.9 million for the first quarter of 1995. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses. Operating income attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.0 million for the three months ended March 31, 1996.

NET INTEREST EXPENSE, OTHER EXPENSE, INCOME TAXES AND NET INCOME (LOSS) Net interest expense increased 38.7% to $7.9 million for the first quarter of 1996 versus $5.7 million for the first quarter of 1995. This increase is due primarily to debt incurred for the GTE Acquisition and the amortization of deferred financing fees related to the Credit Facility (as defined in "Liquidity and Capital Resources").

Other expense was none in the first quarter of 1996 and $0.3 million for the first quarter of 1995 which consists primarily of the disposal of certain assets by the Company.

Income tax expense was immaterial in the first quarter of 1996 and $2.7 million in the first quarter of 1995. The $2.7 million is a non-recurring deferred income tax charge related to the difference between the financial statement and income tax return basis of certain assets and liabilities of Palmer Cellular Partnership and Subsidiaries. In connection with the initial public offering in March of 1995, all of the assets and liabilities of Palmer Cellular Partnership and Subsidiaries were exchanged for stock in Palmer Wireless, Inc. Due to the exchange, a corporate tax liability was recorded to reflect the difference between the financial and income tax return basis in these assets and liabilities.

Net income for the first quarter of 1996 was $0.1 million, or $0.00 per share, compared to a net loss of $(4.0) million, or $(0.21) per share, for the first quarter of 1995. The increase in net income is primarily attributable to decreases in income tax expense and other expense and increases in revenue which exceeded increases in operating expenses and interest expense.



LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank and intercompany debt, and to a lesser extent through operating cash flow.

The Company currently has a $500.0 million revolving credit facility with a syndicate of 21 banks ("Credit Facility"). The Credit Facility is a revolving line of credit with scheduled commitment reductions commencing September 30, 1998. Interest rates under the Credit Facility range from .25% over prime or 1.5% over the London Inter Bank Offered Rate ("LIBOR") to 1.25% over prime or 2.5% over LIBOR depending upon the Company's leverage ratio. The Company has entered into five interest rate swap agreements and six interest rate cap agreements for a total notional amount of $185.0 million. Under these agreements, the maximum interest rate may range from 7.76% to 11.25%. As of March 31, 1996, the effective interest rate under these agreements ranged from 7.39% to 10.23%.

The Credit Facility is secured by substantially all of the property and assets of the Company and its subsidiaries. The subsidiaries of the Company also guarantee all obligations of the Company under the Credit Facility.

As of March 31, 1996, $345.0 million was outstanding under the Credit Facility and $155.0 million was available to be borrowed. The Company believes that operating cash flow and borrowings available under the Credit Facility will provide sufficient financial resources to satisfy the Company's debt service requirements and to meet the Company's currently anticipated capital and other expenditure requirements over at least the next two to three years. However, there can be no assurance that the Company will not require future financing or that, if so required, such financing will be available, or, if available, that the terms thereof will be attractive to the Company.

Any acquisitions by the Company of ownership interests in cellular telephone systems may be for cash, securities or a combination of cash and securities. To the extent that the Company uses cash for all or a part of any such acquisitions, it expects to raise such cash from borrowings under the Credit Facility or, if feasible and attractive, issuance of Class A Common Stock.



INFLATION

The Company believes that inflation affects its business no more than it generally affects other similar businesses.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit
             Number                      Description
             -------                     -----------

               27                        Financial Data Schedule

         (b) Reports on Form 8-K

         On February 12, 1996, the Company filed an Amendment No. 1 to Form
8-K Current Report (the "Amendment"), which amended Item 7(a) of a Current Report on Form 8-K filed on December 14, 1995 (the "Form 8-K") to include financial statements of two acquired companies, Augusta Metronet, Inc. ("AMI") and Georgia Metronet, Inc. ("GMI"). Those financial statements included, for both AMI and GMI, audited balance sheets as of December 31, 1993 and 1994, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. Also included for both AMI and GMI were the unaudited condensed balance sheet as of September 30, 1995, and the unaudited condensed statements of operations and accumulated deficit and the unaudited condensed statements of cash flows for the nine months ended September 30, 1994 and 1995.

         The Amendment also amended Item 7(b) of the Form 8-K to include pro forma financial information for the Company reflecting the acquisition of AMI and GMI. The information included the pro forma combined balance sheet as of September 30, 1995 and the pro forma combined summaries of operations for the year ended December 31, 1994 and the nine months ended September 30, 1995.

                                   SIGNATURES






         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       PALMER WIRELESS, INC.



Date:  May 13, 1996                    By:  /s/  William J. Ryan
                                            -------------------------
                                                 William J. Ryan
                                                    President
                                                      and
                                            Chief Executive Officer


Date:  May 13, 1996                    By:  /s/  M. Wayne Wisehart
                                            -------------------------
                                                 M. Wayne Wisehart
                                            Vice President, Treasurer
                                                      and
                                            Chief Financial Officer

                              INDEX TO EXHIBITS



Exhibit
Number                   Description                     Numbered Page
- - -------                  -----------                     -------------


  27                     Financial Data Schedule