Form 10-Q/A
period 1996-03-31
PALMER WIRELESS INC
filed 1996-06-05
CIK 919044

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A

                            ------------------------


/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             (AMENDED AND RESTATED)


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/  /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                            ------------------------

                         COMMISSION FILE NUMBER 0-25588

                            ------------------------

                             PALMER WIRELESS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                         65-0456627
               (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
            OF INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

            12800 UNIVERSITY DRIVE, STE. 500,               33907
                   FORT MYERS, FLORIDA                    (ZIP CODE)
             (ADDRESS OF PRINCIPAL EXECUTIVE
                          OFFICES)

                  REGISTRANT'S TELEPHONE NUMBER (941) 433-4350

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X   No
                                                 ----   ----

     The number of shares outstanding of the issuer's common stock as of May 13, 1996 was 23,396,016.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION
     ITEM 1. Financial Statements (Unaudited)
             Independent Auditors' Review Report........................................  I-1
             Condensed Consolidated Balance Sheets -- December 31, 1995 and March 31,
             1996.......................................................................  I-2
             Condensed Consolidated Statements of Operations -- Three months ended March
             31, 1995 and 1996..........................................................  I-3
             Condensed Consolidated Statements of Stockholders' Equity..................  I-4
             Condensed Consolidated Statements of Cash Flows -- Three Months ended March
             31, 1995 and 1996..........................................................  I-5
             Notes to Condensed Consolidated Financial Statements.......................  I-6
     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................  I-7
PART II.  OTHER INFORMATION
     ITEM 1. Legal Proceedings.......................................................... II-1
     ITEM 2. Changes in Securities...................................................... II-1
     ITEM 3. Defaults Upon Senior Securities............................................ II-1
     ITEM 4. Submission of Matters to a Vote of Security Holders........................ II-1
     ITEM 5. Other Information.......................................................... II-1
     ITEM 6. Exhibits and Reports on Form 8-K........................................... II-1
SIGNATURES.............................................................................. II-2

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors
Palmer Wireless, Inc.:



     We have reviewed the condensed consolidated balance sheet of Palmer Wireless, Inc. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.



     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.



     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Palmer Wireless, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended; and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          /s/  KPMG PEAT MARWICK LLP
                                          KPMG PEAT MARWICK LLP



Des Moines, Iowa
May 14, 1996

ITEM 1.  FINANCIAL STATEMENTS

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

             (SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT)

                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                                         DECEMBER 31,    MARCH 31,
                                                                             1995          1996
                                                                         ------------    ---------
                                ASSETS
Current assets:
     Cash and cash equivalents........................................     $  3,436      $   4,553
     Trade accounts receivable, net of allowance for doubtful
      accounts........................................................       17,347         17,297
     Receivable from other cellular carriers..........................        3,936          2,267
     Deferred income taxes............................................          821            949
     Prepaid expenses and deposits....................................        1,111          1,750
     Inventory........................................................        2,434          2,056
                                                                         ----------      ---------
          Total current assets........................................       29,085         28,872
Net property, plant and equipment.....................................      100,936        103,885
Licenses, net of amortization.........................................      321,053        319,284
Other intangible assets, net of amortization..........................       11,797         14,000
                                                                         ----------      ---------
                                                                           $462,871      $ 466,041
                                                                         ==========      =========
                        LIABILITIES AND EQUITY
Current liabilities:
     Current installments of long-term debt...........................     $  7,441      $   7,603
     Accounts payable.................................................       10,795          9,522
     Accrued expenses.................................................        8,833         10,837
     Other liabilities................................................        3,451          3,452
                                                                         ----------      ---------
          Total current liabilities...................................       30,520         31,414
Long-term debt, excluding current installments........................      343,000        345,000
Deferred income taxes.................................................        9,636          9,805
Minority interests....................................................        5,162          5,193
                                                                         ----------      ---------
          Total liabilities...........................................      388,318        391,412
                                                                         ----------      ---------
Stockholders' equity..................................................       74,553         74,629
                                                                         ----------      ---------
                                                                           $462,871      $ 466,041
                                                                         ==========      =========


     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT)

                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                          FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                        ------------------------
                                                                           1995          1996
                                                                        ----------    ----------
Revenue:
     Service.........................................................   $   20,408    $   33,856
     Equipment sales and installation................................        1,966         2,035
                                                                        ----------    ----------
          Total revenue..............................................       22,374        35,891
                                                                        ----------    ----------
Operating expenses:
     Engineering, technical and other direct.........................        3,860         6,624
     Cost of equipment...............................................        3,144         3,931
     Selling, general and administrative.............................        7,131        10,924
     Depreciation and amortization...................................        3,367         5,898
                                                                        ----------    ----------
          Total operating expenses...................................       17,502        27,377
                                                                        ----------    ----------
          Operating income...........................................        4,872         8,514
                                                                        ----------    ----------
Other income (expense):
     Interest expense, net...........................................       (5,730)       (7,945)
     Other expense, net..............................................         (328)           --
                                                                        ----------    ----------
          Total other expense........................................       (6,058)       (7,945)
                                                                        ----------    ----------
          (Loss) income before minority interest share of income and
            income tax expense.......................................       (1,186)          569
Minority interest share of income....................................         (122)         (452)
                                                                        ----------    ----------
          (Loss) income before income taxes..........................       (1,308)          117
Income tax expense...................................................       (2,650)          (41)
                                                                        ----------    ----------
          Net (loss) income..........................................   $   (3,958)   $       76
                                                                         =========     =========
Net (loss) income per share of common stock..........................   $    (0.21)   $     0.00
                                                                         =========     =========
Average shares outstanding...........................................   18,611,111    23,561,923
                                                                         =========     =========


     See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             (SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT)

                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                        COMMON STOCK          COMMON STOCK                    (ACCUMULATED
                                          CLASS A                CLASS B         ADDITIONAL     DEFICIT)        TOTAL
                                     ------------------    -------------------    PAID-IN       RETAINED     STOCKHOLDERS'
                                      SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL       EARNINGS        EQUITY
                                     ---------   ------    ----------   ------   ----------   ------------   ------------
Balances at December 31, 1994......    706,422    $  7     17,293,578    $173     $  4,902       $ (167)       $  4,915
Partnership loss before business
  combination......................         --      --             --      --       (1,066)          --          (1,066)
Public offering, net of issuance
  costs of $8,114..................  5,369,350      54             --      --       68,345           --          68,399
Exercise of stock options..........     20,000      --             --      --          285           --             285
Net income.........................         --      --             --      --           --        2,020           2,020
                                     ---------   -----     ----------   ------   ---------    ---------      ----------
Balances at December 31, 1995......  6,095,772    $ 61     17,293,578    $173     $ 72,466       $1,853        $ 74,553
Net income.........................         --      --             --      --           --           76              76
                                     ---------   -----     ----------   ------   ---------    ---------      ----------
Balances at March 31, 1996.........  6,095,772    $ 61     17,293,578    $173     $ 72,466       $1,929        $ 74,629
                                     =========   =====     ==========   ======    ========    =========      ==========

     See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             (SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT)

                                ($ IN THOUSANDS)
                                  (UNAUDITED)


                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------      -------
Cash flows from operating activities:
     Net (loss) income................................................   $ (3,958)     $    76
                                                                         --------      -------
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation and amortization...............................      3,367        5,898
          Minority interest share of income...........................        122          452
          Deferred income taxes.......................................      2,650           41
          Loss on disposal of property................................        325           --
          Interest deferred and added to long-term debt...............        149          187
          (Increase) decrease in trade accounts receivable............       (497)          50
          Decrease in inventory.......................................      2,416          378
          (Decrease) increase in accounts payable and accrued
            expenses..................................................     (3,824)          40
          Change in other accounts....................................        547         (343)
                                                                         --------      -------
          Total adjustments...........................................   $  5,255      $ 6,703
                                                                         --------      -------
          Net cash provided by operating activities...................   $  1,297      $ 6,779
                                                                         --------      -------
Cash flows from investing activities:
     Capital expenditures.............................................     (4,442)      (6,618)
     Purchases of minority interests..................................         --       (1,224)
     Collection of purchase price adjustment..........................         --        2,452
     Increase in other intangible assets..............................       (614)      (2,247)
                                                                         --------      -------
          Net cash used in investing activities.......................   $ (5,056)     $(7,637)
                                                                         --------      -------
Cash flows from financing activities:
     Advances to Palmer Communications Incorporated, net..............     (1,603)          --
     Repayment of long-term debt......................................    (60,025)         (25)
     Proceeds from long-term debt.....................................      5,000        2,000
     Public offering proceeds, net....................................     66,250           --
                                                                         --------      -------
          Net cash provided by financing activities...................   $  9,622      $ 1,975
                                                                         --------      -------
          Net increase in cash and cash equivalents...................   $  5,863      $ 1,117
Cash and cash equivalents at the beginning of period..................      2,998        3,436
                                                                         --------      -------
Cash and cash equivalents at the end of period........................   $  8,861      $ 4,553
                                                                         ========      =======
Supplemental disclosure of cash flow information:
     Cash paid for interest...........................................   $  5,483      $ 7,033
                                                                         ========      =======


     See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             (SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT)

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

                                                                 DECEMBER 31,    MARCH 31,
                        CELLULAR SERVICE AREA                        1995          1996
        ------------------------------------------------------   ------------    ---------
        Albany, Georgia.......................................        82.1%         82.7%
        Augusta, Georgia......................................       100.0         100.0
        Columbus, Georgia.....................................        83.2          84.2
        Macon, Georgia........................................        98.4          98.7
        Savannah, Georgia.....................................        97.9          98.2
        Dothan, Alabama.......................................        92.1          92.1
        Montgomery, Alabama...................................        91.9          91.9
        Georgia 7 -- RSA......................................       100.0         100.0
        Georgia 8 -- RSA......................................       100.0         100.0
        Georgia 9 -- RSA......................................       100.0         100.0
        Georgia 10 -- RSA.....................................       100.0         100.0
        Georgia 12 -- RSA.....................................       100.0         100.0
        Alabama 8 -- RSA......................................       100.0         100.0
        Fort Myers, Florida...................................        99.0          99.0
        Panama City, Florida..................................        77.9          77.9

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

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                           1995          1996
                                                                           -----         -----
REVENUE:
Service.................................................................    91.2%         94.3%
Equipment sales and installation........................................     8.8           5.7
                                                                           -----         -----
          TOTAL REVENUE.................................................   100.0         100.0
OPERATING EXPENSES:
Engineering, technical and other direct:
     Engineering and technical (1)......................................     8.0           9.2
     Other direct costs of services (2).................................     9.3           9.2
Cost of equipment (3)...................................................    14.1          11.0
Selling, general and administrative:
     Sales and marketing (4)............................................     9.2           8.8
     Customer service (5)...............................................     6.7           5.9
     General and administrative (6).....................................    15.9          15.8
Depreciation and amortization...........................................    15.0          16.4
                                                                           -----         -----
          TOTAL OPERATING EXPENSE.......................................    78.2          76.3
Operating income........................................................    21.8%         23.7%
Operating income before depreciation and amortization (7)...............    36.8%         40.1%

- ---------------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

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

     NET INTEREST EXPENSE, OTHER EXPENSE, INCOME TAXES AND NET INCOME
(LOSS). Net interest expense increased 38.7% to $7.9 million for the first quarter of 1996 versus $5.7 million for the first quarter of 1995. This increase is due primarily to debt incurred for the GTE Acquisition and the amortization of deferred financing fees related to the Credit Facility (as defined in "Liquidity and Capital Resources").

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


     The Company currently has a $500.0 million revolving credit facility with a syndicate of 22 banks ("Credit Facility"). The Credit Facility is a revolving line of credit with scheduled commitment reductions commencing September 30, 1998. Interest rates under the Credit Facility range from .25% over prime or 1.5% over the London Inter Bank Offered Rate ("LIBOR") to 1.25% over prime or 2.5% over LIBOR depending upon the Company's leverage ratio. The Company has entered into five interest rate swap agreements and six interest rate cap agreements for a total notional amount of $185.0 million. Under these agreements, the maximum interest rate may range from 7.76% to 11.25%. As of March 31, 1996, the effective interest rate under these agreements ranged from 7.39% to 10.23%.


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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------    ---------------------------------------------------------------------------
           15       Unaudited Interim Financial Information Letter of KPMG Peat Marwick LLP
           27       Financial Data Schedule


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

                                          PALMER WIRELESS, INC.


Date: June 5, 1996            By:        /s/ WILLIAM J. RYAN
                                  ---------------------------------
                                           William J. Ryan
                                            President and
                                       Chief Executive Officer
Date: June 5, 1996            By:       /s/ M. WAYNE WISEHART
                                  ---------------------------------
                                          M. Wayne Wisehart
                                      Vice President, Treasurer
                                     and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION                                NUMBERED PAGE
- ------   -----------------------------------------------------------------------  -------------
         Unaudited Interim Financial Information Letter of KPMG Peat Marwick
  15     LLP....................................................................
  27     Financial Data Schedule................................................