Form 10-Q
period 1996-06-30
PALMER WIRELESS INC
filed 1996-08-13
CIK 919044

- ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                   FORM 10-Q
                              -------------------

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to

                              -------------------

                        Commission file number 0-25588

                              -------------------

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

                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes    X       No
                                                        --------      -----

The number of shares outstanding of the issuer's common stock as of August 13, 1996 was 28,396,016.


- ------------------------------------------------------------------------------

                    PALMER WIRELESS, INC. AND SUBSIDIARIES

                                     INDEX



PART  I.         FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - December 31, 1995 and June 30, 1996................  I-1

          Condensed Consolidated Statements of Operations - Three months ended June 30, 1995 and 1996 and six months ended June 30, 1995 and 1996.......................................  I-2

          Condensed Consolidated Statements of Stockholders' Equity..................................  I-3

          Condensed Consolidated Statements of Cash Flows - Six Months ended June 30, 1995 and 1996...................................................................................  I-4

          Notes to Condensed Consolidated Financial Statements.......................................  I-5

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................  I-6


PART II.         OTHER INFORMATION

   ITEM 1. Legal Proceedings........................................................................  II-1

   ITEM 2. Changes in Securities....................................................................  II-1

   ITEM 3. Defaults Upon Senior Securities..........................................................  II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders......................................  II-1

   ITEM 5. Other Information........................................................................  II-2

   ITEM 6. Exhibits and Reports on Form 8-K.........................................................  II-2


SIGNATURES..........................................................................................  II-3

ITEM 1.  FINANCIAL STATEMENTS


                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                                 DECEMBER 31,   JUNE 30,
                                                    1995          1996
                                                 ============  ===========
                               Assets

Current assets:
   Cash and cash equivalents                      $     3,436  $     1,372
   Trade accounts receivable, net of
        allowance for doubtful accounts                17,347       18,156
   Receivable from other cellular carriers              3,936          223
   Deferred income taxes                                  821          768
   Prepaid expenses and deposits                        1,111        2,039
   Inventory                                            2,434        2,076
                                                  -----------  -----------

         Total current assets                          29,085       24,634

Net property, plant and equipment                     100,936      118,746
Licenses, net of amortization                         321,053      345,095
Other intangible assets, net of amortization           11,797       12,715
                                                  -----------  -----------
                                                  $   462,871  $   501,190
                                                  ===========  ===========

                         Liabilities and Equity

Current liabilities:
   Notes payable                                  $         -  $     2,535
   Current installments of long-term debt               7,441        7,717
   Accounts payable                                    10,795        9,334
   Accrued expenses                                     8,833        9,355
   Other liabilities                                    3,451        3,710
                                                  -----------  -----------

        Total current liabilities                      30,520       32,651

Long-term debt, excluding current installments        343,000      282,000
Deferred income taxes                                   9,636       10,081
Minority interests                                      5,162        5,850
                                                  -----------  -----------

        Total liabilities                             388,318      330,582
                                                  -----------  -----------

Stockholders' equity                                   74,553      170,608
                                                  -----------  -----------

                                                  $   462,871  $   501,190
                                                  ===========  ===========

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

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                                FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                      ENDED JUNE 30,
                                                           ==============================     ===============================
                                                               1995              1996              1995              1996
                                                           ------------     -------------     ------------      -------------
Revenue:
   Service                                                 $     23,802     $      36,349     $     44,211      $      70,205
   Equipment sales and installation                               2,129             2,204            4,095              4,239
                                                           ------------     -------------     ------------      -------------
        Total revenue                                            25,931            38,553           48,306             74,444
                                                           ------------     -------------     ------------      -------------

Operating expenses:
   Engineering, technical and other direct                        4,669             5,779            8,529             12,403
   Cost of equipment                                              3,525             4,466            6,669              8,397
   Selling, general and administrative                            7,625            11,053           14,756             21,977
   Depreciation and amortization                                  3,220             5,974            6,587             11,872
                                                           ------------     -------------     ------------      -------------
        Total operating expenses                                 19,039            27,272           36,541             54,649
                                                           ------------     -------------     ------------      -------------
        Operating income                                          6,892            11,281           11,765             19,795
                                                           ------------     -------------     ------------      -------------

Other income (expense):
   Interest expense, net                                         (4,983)           (8,060)         (10,712)           (16,005)
   Other expense, net                                               (20)              (59)            (348)               (59)
                                                           ------------     -------------     ------------      -------------

        Total other expense                                      (5,003)           (8,119)         (11,060)           (16,064)
                                                           ------------     -------------     ------------      -------------

        Income before minority interest
         share of income and income taxes                         1,889             3,162              705              3,731

Minority interest share of income                                  (269)             (571)            (392)            (1,023)
                                                           ------------     -------------     ------------      -------------

        Income before income taxes                                1,620             2,591              313              2,708

Income taxes                                                          -              (907)          (2,650)              (948)
                                                           ------------     -------------     ------------      -------------

        Net income (loss)                                  $      1,620     $       1,684     $     (2,337)     $       1,760
                                                           ============     =============     ============      =============


Net income (loss) per share of common stock                $       0.07     $        0.07     $      (0.11)     $        0.07
                                                           ============     =============     ============      =============

Average shares outstanding                                   23,300,351        24,299,453       20,968,685         23,940,039
                                                           ============     =============     ============      =============











See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                          COMMON STOCK              COMMON STOCK                    (ACCUMULATED
                                            CLASS A                   CLASS B          ADDITIONAL     DEFICIT)          TOTAL
                                    =======================  =======================    PAID-IN       RETAINED      STOCKHOLDERS'
                                      SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL       EARNINGS         EQUITY
                                    ----------  -----------  ----------  -----------  -----------  --------------  ---------------
Balances at December 31, 1994          706,422  $         7  17,293,578  $       173  $     4,902  $        (167)   $       4,915

Partnership loss before
      business combination                -            -           -            -          (1,066)          -              (1,066)
Public offering, net of issuance
      costs of $8,114                5,369,350           54        -            -          68,345           -              68,399
Exercise of stock options               20,000         -           -            -             285           -                 285
Net income                                -            -           -            -            -             2,020            2,020
                                    ----------  -----------  ----------  -----------  -----------  --------------  ---------------

Balances at December 31, 1995        6,095,772  $        61  17,293,578  $       173  $    72,466  $       1,853    $      74,553

Public offering, net of issuance
      costs of $5,800 (Note 3)       5,000,000           50        -            -          94,150           -              94,200
Exercise of stock options                6,666         -           -            -              95           -                  95
Net income                                -            -           -            -            -             1,760            1,760
                                    ----------  -----------  ----------  -----------  -----------  --------------  ---------------

Balances at June 30, 1996           11,102,438  $       111  17,293,578  $       173  $   166,711  $       3,613    $     170,608
                                    ==========  ===========  ==========  ===========  ===========  ==============  ===============





See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                                                        FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                   ==============================
                                                                        1995            1996
                                                                   -------------    -------------
Cash flows from operating activities:
   Net (loss) income                                               $     (2,337)    $      1,760
                                                                   -------------    -------------
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
         Depreciation and amortization                                    6,587           11,872
         Minority interest share of income                                  392            1,023
         Deferred income taxes                                            2,650              498
         Loss on disposal of property                                       342               59
         Interest deferred and added to long-term debt                      301              326
         Increase in trade accounts receivable                           (1,383)            (809)
         Decrease in inventory                                            4,108              358
         Decrease in accounts payable and accrued expenses               (5,701)          (1,629)
         Change in other accounts                                         1,423            2,345
                                                                   -------------    -------------

         Total adjustments                                         $      8,719     $     14,043
                                                                   -------------    -------------

         Net cash provided by operating activities                 $      6,382     $     15,803
                                                                   -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                                 (16,314)         (21,639)
   Proceeds from sales of property and equipment                             30                4
   Purchase of cellular system                                                -          (31,500)
   Collection of purchase price adjustment                                    -            2,452
   Purchases of minority interests                                         (735)          (1,254)
   Increase in other intangible assets                                   (1,466)          (1,710)
                                                                   -------------    -------------

         Net cash used in investing activities                     $    (18,485)    $    (53,647)
                                                                   -------------    -------------

Cash flows from financing activities:
   Advances to Palmer Communications Incorporated, net                   (1,601)               -
   Increase in notes payable                                                  -            2,535
   Repayment of long-term debt                                          (65,050)        (100,050)
   Proceeds from long-term debt                                           8,000           39,000
   Public offering proceeds, net                                         71,144           94,200
   Exercise of stock options                                                  -               95
                                                                   -------------    -------------

         Net cash provided by financing activities                 $     12,493     $     35,780
                                                                   -------------    -------------

         Net increase (decrease) in cash and cash equivalents      $        390     $     (2,064)
Cash and cash equivalents at the beginning of period                      2,998            3,436
                                                                   -------------    -------------

Cash and cash equivalents at the end of period                     $      3,388     $      1,372
                                                                   =============    =============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $      9,935     $     14,460
                                                                   =============    =============



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

     The computation of net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options using the treasury stock method) outstanding during the periods presented.

(2)  ACQUISITIONS AND PURCHASE OF LICENSES

     On June 20, 1996, the Company acquired the assets of and license to operate the non-wireline cellular telephone system serving the Georgia Rural Service Area Market No. 371, Georgia-1 RSA for a total purchase price of $31,500, subject to certain adjustments.

     On July 5, 1996, two of the Company's majority-owned subsidiaries acquired the assets of and license to operate the non-wireline cellular telephone system serving the Georgia Rural Service Area Market No. 376, Georgia-6 RSA for a total purchase price of $35,000, subject to certain adjustments.

(3)  OFFERING

     On June 18, 1996, the Company issued 5,000,000 shares of Class A Common Stock in a public offering for net proceeds of $94,200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Palmer Wireless, Inc. ("Company") is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 1996, the Company provided cellular telephone service to 243,887 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and seven Rural Service Areas ("RSAs") with an aggregate estimated population of 3.6 million. The Company sells its cellular telephone service as well as cellular telephones and accessories principally through its network of retail stores offering a full line of cellular products and services. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.

MARKET OWNERSHIP

     The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1995 and June 30, 1996.

                                                 December 31,     June 30,
Cellular Service Area                                1995           1996
- ---------------------                            ------------     --------
Albany,Georgia..................................      82.1%          82.7%
Augusta, Georgia................................     100.0          100.0
Columbus, Georgia...............................      83.2           84.2
Macon, Georgia..................................      98.4           98.7
Savannah, Georgia...............................      97.9           98.2
Dothan, Alabama.................................      92.1           92.3
Montgomery, Alabama.............................      91.9           91.9
Georgia 1 - RSA.................................     N/A            100.0
Georgia 7 - RSA.................................     100.0          100.0
Georgia 8 - RSA.................................     100.0          100.0
Georgia 9 - RSA.................................     100.0          100.0
Georgia 10 - RSA................................     100.0          100.0
Georgia 12 - RSA................................     100.0          100.0
Alabama 8 - RSA.................................     100.0          100.0
Fort Myers, Florida.............................      99.0           99.0
Panama City, Florida............................      77.9           77.9

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

     On June 20, 1996, the Company acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 371, Georgia-1 RSA for a total purchase price of $31.5 million, subject to certain adjustments.

     On July 5, 1996, two of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 376, Georgia-6 RSA for a total purchase price of $35 million, subject to certain adjustments.

     On June 18, 1996, the Company issued 5,000,000 shares of Class A Common Stock in a public offering for net proceeds of $94.2 million.



RESULTS OF OPERATIONS

     The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                             --------------------         --------------------
                                                              1995          1996           1995          1996
                                                             ------        ------         -----         ------
REVENUE:
Service................................................       91.8%         94.3%          91.5%         94.3%
Equipment sales and installation.......................        8.2           5.7            8.5           5.7
                                                             -----         -----          -----         -----
         TOTAL REVENUE..................................     100.0         100.0          100.0         100.0

OPERATING EXPENSES:
Engineering, technical and other direct:
         Engineering and technical (1)..................       7.9           7.8            8.0           8.5
         Other direct costs of services (2).............      10.1           7.2            9.7           8.2
Cost of equipment (3)..................................       13.6          11.6           13.8          11.3
Selling, general and administrative:
         Sales and marketing (4)........................       9.0           8.1            9.1           8.5
         Customer service (5)...........................       5.5           5.5            6.0           5.7
         General and administrative (6).................      14.9          15.0           15.4          15.3
Depreciation and amortization..........................       12.4          15.5           13.6          15.9
                                                              ----          ----           ----          ----
         TOTAL OPERATING EXPENSE........................      73.4          70.7           75.6          73.4

Operating income.......................................       26.6%         29.3%          24.4%         26.6%
Operating income before depreciation
     and amortization (7)..............................       39.0%         44.8%          38.0%         42.5%

_________________
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income (loss), operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of perfomrance in the cellular telephone industry.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     REVENUE. Service revenues totaled $36.4 million for the second quarter of 1996, an increase of 52.7% over $23.8 million for the second quarter of 1995. This increase was primarily due to a 71.8% increase in the number of subscribers to 243,887 as of June 30, 1996 versus 141,944 as of June 30, 1995. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and the GTE Acquisition. The GTE Acquisition accounted for 36,693 subscribers at June 30, 1996. Service revenue attributable to the cellular systems acquired in the GTE Acquisition totaled $6.4 million for the three months ended June 30, 1996.

     Average monthly revenue per subscriber decreased 12.7% to $52.23 for the second quarter of 1996 from $59.82 for the second quarter of 1995. This is due to a common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the Company entered into several revised roaming agreements with some of its neighboring carriers. These agreements provide for reciprocal lower roaming rates per minute of use. This resulted in lower roaming revenue for the Company, but also resulted in offsetting lower direct costs of services when the Company's subscribers were roaming on these neighboring systems.

     Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, remained flat at $2.2 million for the second quarter of 1996 and $2.1 million for the second quarter of 1995. While equipment sales and installation revenue remained flat for the second quarter of 1996 and 1995, it decreased as a percentage of total cellular revenue to 5.7% for 1996 from 8.2% for 1995, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers. Equipment sales and installation revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.2 million for the three months ended June 30, 1996.

     OPERATING EXPENSES. Engineering and technical expenses increased by 46.9% to $3.0 million for the second quarter of 1996 from $2.1 million in the second quarter of 1995, due primarily to the increase in subscribers and the GTE Acquisition. As a percentage of revenue, engineering and technical expenses remained relatively flat at 7.8% and 7.9% for the second quarter of 1996 and 1995 respectively. The Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. Engineering and technical expenses attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.7 million for the three months ended June 30, 1996.

     Other direct costs of services increased 5.7% to $2.8 million for the second quarter of 1996 from $2.6 million in the second quarter of 1995. As a percentage of revenue, however, these costs of service declined to 7.2% from 10.1%, reflecting improved roaming agreements with neighboring cellular service providers, as well as efficiencies gained from the growing subscriber base. Other direct costs of services attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.2 million for the three months ended June 30, 1996.

     The cost of equipment increased 26.7% to $4.5 million for the second quarter of 1996 from $3.5 million for the second quarter of 1995, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (102.6%) for the second quarter of 1996 from

(65.6%) for the second quarter of 1995. In an effort to address market competition and improve market share, the Company sold more telephones below cost in the second quarter of 1996 than in the same period of 1995. The cost of equipment attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.9 million for the three months ended June 30, 1996.

     Sales and marketing costs increased 34.4% to $3.1 million for the second quarter of 1996 from $2.3 million for the same period in 1995. This increase is primarily due to the 33.8% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs decreased to 8.1% from 9.0% for the second quarter of 1996 and 1995 respectively. The decrease was due to a significant portion of sales and marketing costs being fixed. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $395 for the second quarter of 1996 from $308 for the second quarter of 1995. This increase in cost to add a net subscriber was caused primarily by additional advertising and fixed marketing overhead associated with the systems acquired in the GTE Acquisition, which are not yet generating the offsetting gains in net subscribers. In addition, there were increased losses from the Company's sales of cellular telephones in the second quarter of 1996 compared to the same period in 1995. The sales and marketing costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.7 million for the three months ended June 30, 1996.

     Customer service costs increased 51.3% to $2.1 million for the second quarter of 1996 from $1.4 million for the second quarter of 1995, but remained relatively flat as a percentage of revenue at 5.5% in the second quarter of 1996 and 1995. The customer service costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.4 million for the three months ended June 30, 1996.

     General and administrative expenditures increased 49.0% to $5.8 million for the second quarter of 1996 from $3.9 million for the second quarter of 1995, due primarily to the increase in the number of subscribers and the GTE Acquisition. General and administrative expenses remained relatively flat as a percentage of total revenue at 15.0% in the second quarter of 1996 and 14.9% for the second quarter of 1995. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. The general and administrative costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.8 million for the three months ended June 30, 1996.

     Depreciation and amortization increased 85.5% to $6.0 million for the second quarter of 1996 from $3.2 million for the second quarter of 1995. This increase was primarily due to the depreciation and amortization associated with the GTE Acquisition and additional capital expenditures. Depreciation and amortization attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.6 million for the three months ended June 30, 1996.

     Operating income increased 63.7% to $11.3 million in the second quarter of 1996, from $6.9 million for the second quarter of 1995. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses. Operating income attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.3 million for the three months ended June 30, 1996.

     NET INTEREST EXPENSE, INCOME TAXES AND NET INCOME. Net interest expense increased 61.7% to $8.1 million for the second quarter of 1996 versus $5.0 million for the second quarter of 1995. This increase is due primarily to debt incurred for the GTE Acquisition and the amortization of deferred financing fees related to the Credit Facility (as defined in "Liquidity and Capital Resources").

     Income tax expense was $0.9 million in the second quarter of 1996 and none in the second quarter of 1995.

     Net income for the second quarter of 1996 was $1.7 million, or $0.07 per share, compared to net income of $1.6 million, or $0.07 per share, for the second quarter of 1995.




SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     REVENUE. Service revenues totaled $70.2 million for the six months ended June 30, 1996, an increase of 58.8% over $44.2 million for the same period in 1995. This increase was primarily due to the 71.8% increase in the number of subscribers to 243,887 as of June 30, 1996 versus 141,944 as of June 30, 1995. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and the GTE Acquisition. The GTE Acquisition accounted for 36,693 subscribers at June 30, 1996. Service revenue attributable to the cellular systems acquired in the GTE Acquisition totaled $12.6 million for the six months ended June 30, 1996.

     Average monthly revenue per subscriber decreased 10.5% to $52.16 for the six months ended June 30, 1996 from $58.31 for the same period in 1995. This is due to a common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the Company entered into several revised roaming agreements with some of its neighboring carriers. These agreements provide for reciprocal lower roaming rates per minute of use. This resulted in lower roaming revenue for the Company, but also resulted in offsetting lower direct costs of services when the Company's subscribers were roaming on these neighboring systems.

     Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased insignificantly to $4.2 million in 1996 from $4.1 million in 1995. While equipment sales and installation revenue remained flat, it decreased as a percentage of total cellular revenue to 5.7% for 1996 from 8.5% for 1995, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers. Equipment sales and installation revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.4 million for the six months ended June 30, 1996.

     OPERATING EXPENSES. Engineering and technical expenses increased by 64.9% to $6.3 million for the six months ended June 30, 1996 from $3.8 million for the same period in 1995 due primarily to the 71.8% increase in the number of subscribers. As a percentage of revenue, engineering and technical expenses increased to 8.5% from 8.0% due to additional costs incurred for the GTE Acquisition. The Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs except for unusual expenses incurred in cases of acquisitions. Engineering and technical expenses attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.5 million for the six months ended June 30, 1996.

     Other direct costs of services increased 29.5% to $6.1 million for the six months ended June 30, 1996 from $4.7 million for the same period in 1995. As a percentage of revenue, however, these costs of service declined to 8.2% from 9.7%, reflecting improved roaming agreements with neighboring cellular service providers, as well as efficiencies gained from the growing subscriber base. Other direct costs of services attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.8 million for the six months ended June 30, 1996.

     The cost of equipment increased 25.9% to $8.4 million for the six months ended June 30, 1996 from $6.7 million for the same period in 1995, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (98.1%) for the six months ended June 30, 1996 from (62.9%) for the same period in 1995. In an effort to address market competition and maintain market share, the Company sold more telephones below cost in the six months ended June 30, 1996 than in the same period of 1995. The cost of equipment attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.3 million for the six months ended June 30, 1996.

     Sales and marketing costs increased 43.3% to $6.3 million for the six months ended June 30, 1996 from $4.4 million for the same period in 1995 due primarily to the 40.8% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs decreased to 8.5% for the six months ended June 30, 1996 from 9.1% for the same period in 1995 due to a significant portion of sales and marketing costs being fixed. The Company's cost to add a net subscriber (including loss on telephone sales) increased to $375 for the six months ended June 30, 1996 from $311 for the same period in 1995. This increase in cost to add a net subscriber was caused primarily by additional advertising and fixed marketing overhead associated with the systems acquired in the GTE Acquisition, which are not yet generating the offsetting gains in net subscribers. In addition, there were increased losses from the Company's sales of cellular telephones. The sales and marketing costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.4 million for the six months ended June 30, 1996.

     Customer service costs increased 46.2% to $4.2 million for the six months ended June 30, 1996 from $2.9 million for the same period in 1995, but decreased as a percentage of revenue to 5.7% from 6.0% for the same periods. This decrease is due to a significant portion of customer service costs being fixed. The customer service costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.0 million for the six months ended June 30, 1996.

     General and administrative expenditures increased 53.3% to $11.4 million for the six months ended June 30, 1996 from $7.4 million for the same period in 1995, due primarily to the increase in the costs associated with supporting the increased subscriber base and the GTE Acquisition. General and administrative expenses remained relatively flat as a percentage of revenue at 15.3% and 15.4% for the six months ended June 30, 1996 and 1995, respectively. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. The general and administrative costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.8 million for the six months ended June 30, 1996.

     Depreciation and amortization increased 80.2% to $11.9 million for the six months ended June 30, 1996 from $6.6 million for the same period in 1995. This increase was primarily due to the depreciation and amortization associated with the GTE Acquisition and additional capital expenditures. Depreciation and amortization attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $3.0 million for the six months ended June 30, 1996.

     Operating income increased 68.3% to $19.8 million in the six months ended June 30, 1996 from $11.8 million for the same period in 1995. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses. Operating income attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $2.2 million for the six months ended June 30, 1996.

     NET INTEREST EXPENSE, OTHER EXPENSE, INCOME TAXES AND NET INCOME (LOSS) Net Interest expense increased 49.4% to $16.0 million for the six months ended June 30, 1996 versus $10.7 million for the same period in 1995. This increase is due primarily to debt incurred for the GTE Acquisition and the amortization of deferred financing fees related to the Credit Facility (as defined in "Liquidity and Capital Resources").

     Other expense of $0.1 million and $0.3 million for the six months ended June 30, 1996 and 1995, respectively, consists primarily of the disposal of certain assets by the Company.

     Income tax expense was $0.9 million in the six months ended June 30, 1996 and $2.7 million in the six months ended June 30, 1995. The $2.7 million is a non-recurring deferred income tax charge related to the difference between the financial statement and income tax return basis of certain assets and liabilities of Palmer Cellular Partnership and its subsidiaries. In connection with the initial public offering in March of 1995, all of the assets and liabilities of Palmer Cellular Partnership and its subsidiaries were exchanged for stock in the Company. Due to the exchange, a corporate tax liability was recorded to reflect the difference between the financial statement and income tax return basis in these assets and liabilities.

     Net income for the six months ended June 30, 1996 was $1.8 million, or $0.07 per share, compared to a net loss of $(2.3) million, or $(0.11) per share, for the six months ended June 30, 1995. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses and interest expense, and decreases in income tax expense and other expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank and intercompany debt, and, to a lesser extent, operating cash flow.

     The Company currently has a $500.0 million revolving credit facility with a syndicate of 22 banks ("Credit Facility"). The Credit Facility is a revolving line of credit with scheduled commitment reductions commencing September 30, 1998. Interest rates under the Credit Facility range from .25% over prime or 1.5% over the London Inter Bank Offered Rate ("LIBOR") to 1.25% over prime or 2.5% over LIBOR depending upon the Company's leverage ratio.
The Company has entered into five interest rate swap agreements and six interest rate cap agreements for a total notional amount of $185.0 million. Under these agreements, the maximum interest rate may range from 7.76% to 11.25%. As of June 30, 1996, the effective interest rate under these agreements ranged from 7.39% to 10.23%.

     The Credit Facility is secured by substantially all of the property and assets of the Company and its subsidiaries. The subsidiaries of the Company also guarantee all obligations of the Company under the Credit Facility.

     As of June 30, 1996, $282.0 million was outstanding under the Credit Facility and $218.0 million was available to be borrowed. The Company believes that operating cash flow and borrowings available under the Credit Facility will provide sufficient financial resources to satisfy the Company's debt service requirements and to meet the Company's currently anticipated capital and other expenditure requirements over at least the next two to three years. However, there can be no assurance that the Company will not require future financing or that, if so required, such financing will be available, or, if available, that the terms thereof will be attractive to the Company.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were submitted to a vote of security holders at the 1996 Annual Meeting of Stockholders held on April 18, 1996:

          1. Election of two Class II Directors and three Class III Directors to the Board of Directors of the Company. The following votes were cast in the election of directors:

                                                      WITHHOLD
                                       FOR            AUTHORITY
                                       ---            ---------
              Class II Directors
              ------------------
              William J. Ryan          17,957,072        0
              Kermit Sutton            17,957,072        0

              Class III Directors
              -------------------
              James S. Cownie          17,957,072        0
              Clark R. Mandigo         17,957,072        0
              Robert G. Engelhardt     17,957,072        0

         2. Proposed Employee Stock Purchase Plan described in the proxy statement dated March 25, 1995. There were 17,938,351 votes cast for approval of the plan, 16,857 votes cast against approval of the plan, 0 votes withheld and 1,864 abstentions. There were no broker non-votes recorded.

         3. Proposed Non-Employee Director Stock Purchase Plan described in the proxy statement dated March 25, 1995. There were 17,828,066 votes cast for approval of the plan, 127,147 votes cast against approval of the plan, 0 votes withheld and 1,864 abstentions. There were no broker non-votes recorded.

         4. Proposed ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996. There were 17,956,637 votes cast for ratification, 100 votes cast against ratification, 0 votes withheld and 335 abstentions. There were no broker non-votes recorded.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit
               Number                        Description
               ------                        -----------

                 27                     Financial Data Schedule

          (b)  Reports on Form 8-K

          On April 9, 1996, the Company filed a Current Report on Form 8-K which reported that two of the Company's majority-owned subsidiaries had signed a definitive agreement with Horizon Cellular Telephone Company of Spalding, L.P. for the purchase of the cellular telephone system serving the Georgia-6 Rural Service Area Market No. 376(A) for a total purchase price of $35 million, subject to certain adjustments.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PALMER WIRELESS, INC.


Date:  August 13, 1996                       By:       /s/  William J. Ryan
                                                ----------------------------
                                                            William J. Ryan
                                                             President and
                                                       Chief Executive Officer


Date:  August 13, 1996                       By:     /s/ M. Wayne Wisehart
                                                ----------------------------
                                                         M. Wayne Wisehart
                                                     Vice President, Treasurer
                                                    and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                           Description           Numbered Page
- ------                           -----------           -------------

    27                     Financial Data Schedule .............