Form 10-Q
period 1996-09-30
PALMER WIRELESS INC
filed 1996-11-14
CIK 919044

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                   FORM 10-Q

                              -------------------

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to

                           --------------------------

                         Commission file number 0-25588

                           --------------------------

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

                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X       No
                                                    -----         -----

The number of shares outstanding of the issuer's common stock as of November 14, 1996 was 27,813,259.


--------------------------------------------------------------------------------

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                                     INDEX



PART  I.        FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets- December 31, 1995 and September 30, 1996............  I-1

         Condensed Consolidated Statements of Operations - Three months ended September 30, 1995 and 1996 and nine months ended September 30, 1995 and 1996........................... I-2

         Condensed Consolidated Statements of Stockholders' Equity..................................  I-3

         Condensed Consolidated Statements of Cash Flows - Nine months ended
                September 30, 1995 and 1996.........................................................  I-4

         Notes to Condensed Consolidated Financial Statements.......................................  I-5

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                Operations........................................................................... I-6

PART II.        OTHER INFORMATION

   ITEM 1. Legal Proceedings........................................................................ II-1

   ITEM 2. Changes in Securities.................................................................... II-1

   ITEM 3. Defaults Upon Senior Securities.......................................................... II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders...................................... 11-1

   ITEM 5. Other Information........................................................................ II-1

   ITEM 6. Exhibits and Reports on Form 8-K......................................................... II-1


SIGNATURES.......................................................................................... II-2

ITEM 1.  FINANCIAL STATEMENTS


                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                                  DECEMBER 31,  SEPTEMBER 30,
                                                      1995          1996
                                                  ------------  --------------
                               Assets
                               ------
Current assets:
   Cash and cash equivalents                     $     3,436  $      2,780
   Trade accounts receivable, net of
        allowance for doubtful accounts               17,347        18,258
   Receivable from other cellular carriers             3,936           648
   Deferred income taxes                                 821           980
   Prepaid expenses and deposits                       1,111         7,259
   Inventory                                           2,434         3,064
                                                  ----------   -----------

         Total current assets                         29,085        32,989

Net property, plant and equipment                    100,936       124,375
Licenses, net of amortization                        321,053       377,379
Other intangible assets, net of amortization          11,797        10,603
                                                  ----------   -----------
                                                 $   462,871  $    545,346
                                                  ==========   ===========

                         Liabilities and Equity
                         ----------------------

Current liabilities:
   Notes payable                                 $         -  $      2,964
   Current installments of long-term debt              7,441         4,397
   Accounts payable                                   10,795         7,319
   Accrued expenses                                    8,833         8,961
   Other liabilities                                   3,451         3,175
                                                  ----------   -----------

        Total current liabilities                     30,520        26,816

Long-term debt, excluding current installments       343,000       328,000
Deferred income taxes                                  9,636        10,603
Minority interests                                     5,162         6,053
                                                  ----------   -----------

        Total liabilities                            388,318       371,472
                                                  ----------   -----------

Stockholders' equity                                  74,553       173,874
                                                  ----------   -----------

                                                 $   462,871  $    545,346
                                                  ==========   ===========

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

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)




                                               FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                              ----------------------     ----------------------
                                                 1995        1996           1995        1996
                                              ----------  ----------     ----------  ----------
Revenue:
   Service                                   $    24,206 $    37,459    $    68,416 $   107,664
   Equipment sales and installation                1,849       2,110          5,944       6,349
                                              ----------  ----------     ----------  ----------
        Total revenue                             26,055      39,569         74,360     114,013
                                              ----------  ----------     ----------  ----------
Operating expenses:
   Engineering, technical and other
     direct                                        4,293       5,558         12,822      17,961
   Cost of equipment                               2,949       3,874          9,617      12,271
   Selling, general and administrative             7,027      11,865         21,784      33,842
   Depreciation and amortization                   3,634       6,295         10,220      18,167
                                              ----------  ----------     ----------  ----------
      Total operating expenses                    17,903      27,592         54,443      82,241
                                              ----------  ----------     ----------  ----------
      Operating income                             8,152      11,977         19,917      31,772
                                              ----------  ----------     ----------  ----------
Other income (expense):
   Interest expense, net                          (4,820)     (7,649)       (15,532)    (23,654)
   Other expense, net                               (222)       (183)          (570)       (242)
                                              ----------  ----------     ----------  ----------
      Total other expense                         (5,042)     (7,832)       (16,102)    (23,896)
                                              ----------  ----------     ----------  ----------
      Income before minority interest
       share of income and income taxes            3,110       4,145          3,815       7,876
Minority interest share of income                   (309)       (539)          (701)     (1,562)
                                              ----------  ----------     ----------  ----------
        Income before income taxes                 2,801       3,606          3,114       6,314
Income taxes                                           -        (630)        (2,650)     (1,578)
                                              ----------  ----------     ----------  ----------
        Net income                           $     2,801 $     2,976    $       464 $     4,736
                                              ==========  ==========     ==========  ==========

Net income per share of common stock         $      0.12 $      0.10    $      0.02 $      0.19
                                              ==========  ==========     ==========  ==========

Average shares outstanding                    23,536,531  28,580,278     21,896,502  25,492,054
                                              ==========  ==========     ==========  ==========


See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                             Common Stock              Common Stock                   (Accumulated
                                               Class A                   Class B          Additional    deficit)      Total
                                       -----------------------     --------------------     paid-in     retained   stockholders'
                                          Shares       Amount        Shares     Amount      capital     earnings     equity
                                       -----------    --------     -----------  -------   -----------  ----------- -------------
Balances at December 31, 1994              706,422     $     7     17,293,578   $   173   $     4,902  $    (167)   $    4,915

Partnership loss before
       business combination                      -           -              -         -        (1,066)         -        (1,066)
Public offering, net of issuance
       costs of $8,114                   5,369,350          54              -         -        68,345          -        68,399
Exercise of stock options                   20,000           -              -         -           285          -           285
Net income                                       -           -              -         -             -      2,020         2,020
                                       -----------    --------     -----------  -------   -----------  ----------- -------------

Balances at December 31, 1995            6,095,772     $    61     17,293,578   $   173   $    72,466  $   1,853    $   74,553

Public offering, net of issuance
       costs of $5,800 (Note 3)          5,000,000          50              -         -        94,150          -        94,200
Exercise of stock options                    6,666           -              -         -            95          -            95
Employee and non-employee director
     stock purchase plans                   17,243           -              -         -           290          -           290
Net income                                       -           -              -         -             -      4,736         4,736
                                       -----------    --------    ------------  -------   -----------  ----------- -------------

Balances at September 30, 1996          11,119,681     $   111     17,293,578   $   173   $   167,001  $   6,589    $  173,874
                                       ===========    ========    ============  =======   ===========  =========== =============




See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                                                    FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                 ------------------------
                                                                    1995          1996
                                                                 ----------     ---------
Cash flows from operating activities:
   Net income                                                   $      464     $   4,736
                                                                 ----------     ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                              10,220        18,167
         Minority interest share of income                             701         1,562
         Deferred income taxes                                       2,650           809
         Loss on disposal of property                                  564            59
         Interest deferred and added to long-term debt                 431           355
         Payment of deferred interest                                    -        (1,080)
         Increase in trade accounts receivable                      (1,852)         (337)
         Decrease (increase) in inventory                            4,436          (553)
         Decrease in accounts payable and accrued expenses          (3,835)       (3,789)
         Change in other accounts                                    1,803         1,991
                                                                 ----------     ---------
         Total adjustments                                      $   15,118     $  17,184
                                                                 ----------     ---------
            Net cash provided by operating activities           $   15,582     $  21,920
                                                                 ----------     ---------

Cash flows from investing activities:
   Capital expenditures                                            (22,093)      (30,174)
   Proceeds from sales of property and equipment                        31             4
   Purchase of cellular systems                                          -       (67,580)
   Collection of purchase price adjustment                               -         2,452
   Purchases of minority interests                                    (783)       (1,854)
   Deposits for PCS auction                                              -        (5,132)
   Increase in other intangible assets                              (1,851)         (522)
                                                                 ----------     ---------
            Net cash used in investing activities               $  (24,696)    $(102,806)
                                                                 ----------     ---------

Cash flows from financing activities:
   Advances to Palmer Communications Incorporated, net              (1,643)            -
   Increase in notes payable                                             -         2,964
   Repayment of long-term debt                                     (65,075)     (108,319)
   Proceeds from long-term debt                                      8,000        91,000
   Public offering proceeds, net                                    71,144        94,200
   Employee and non-employee director stock purchase plans               -           290
   Exercise of stock options                                             -            95
                                                                 ----------     ---------
            Net cash provided by financing activities           $   12,426     $  80,230
                                                                 ----------     ---------
            Net increase (decrease) in cash and cash
               equivalents                                      $    3,312     $    (656)
Cash and cash equivalents at the beginning of period                 2,998         3,436
                                                                 ----------     ---------
Cash and cash equivalents at the end of period                  $    6,310     $   2,780
                                                                 ==========     =========

Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                  $   13,936     $  21,312
      Taxes                                                              -         1,498

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

        The computation of net income per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options using the treasury stock method) outstanding during the periods presented.

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

        On August 22, 1996, the Company signed a definitive agreement to purchase the assets of and license to operate the non-wireline cellular telephone system serving the Georgia Rural Service Area Market No. 383, Georgia-13 RSA for a total purchase price of $36,500, subject to certain adjustments.

(3)     OFFERING

        On June 18, 1996, the Company issued 5,000,000 shares of Class A Common Stock in a public offering for net proceeds of $94,200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Palmer Wireless, Inc. ("Company") is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1996, the Company provided cellular telephone service to 261,625 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 17 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs") with an aggregate estimated population of 3.8 million. The Company sells its cellular telephone service as well as cellular telephones and accessories principally through its network of retail stores offering a full line of cellular products and services. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.

MARKET OWNERSHIP

        The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1995 and September 30, 1996.


                                                                         December 31,         September 30,
        Cellular Service Area                                                1995                  1996
        ---------------------                                            ------------         -------------
        Albany,Georgia..................................................       82.1%                82.7%
        Augusta, Georgia................................................      100.0                100.0
        Columbus, Georgia...............................................       83.2                 84.9
        Macon, Georgia..................................................       98.4                 99.1
        Savannah, Georgia...............................................       97.9                 98.5
        Dothan, Alabama.................................................       92.1                 92.3
        Montgomery, Alabama.............................................       91.9                 91.9
        Georgia 1 - RSA.................................................       N/A                 100.0
        Georgia 6 - RSA.................................................       N/A                  94.8
        Georgia 7 - RSA.................................................      100.0                100.0
        Georgia 8 - RSA.................................................      100.0                100.0
        Georgia 9 - RSA.................................................      100.0                100.0
        Georgia 10 - RSA................................................      100.0                100.0
        Georgia 12 - RSA................................................      100.0                100.0
        Alabama 8 - RSA.................................................      100.0                100.0
        Fort Myers, Florida.............................................       99.0                 99.0
        Panama City, Florida............................................       77.9                 77.9


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

        On July 5, 1996, two of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 376, Georgia-6 RSA for a total purchase price of $35.0 million, subject to certain adjustments.

        On August 22, 1996, the Company signed a definitive agreement to purchase the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 383, Georgia-13 RSA for a total purchase price of $36.5 million, subject to certain adjustments.


RESULTS OF OPERATIONS

        The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                -------------------     ---------------------
                                                1995      1996           1995       1996
                                                ----      ----           ----       ----
REVENUE:
Service....................................     92.9%      94.7%         92.0%      94.4%
Equipment sales and installation...........      7.1        5.3           8.0        5.6
                                                ----       ----          ----       ----
        TOTAL REVENUE......................    100.0      100.0         100.0      100.0

OPERATING EXPENSES:
Engineering, technical and other direct:
        Engineering and technical (1)......      7.4        7.9           7.7        8.3
        Other direct costs of services (2).      9.1        6.1           9.5        7.5
Cost of equipment (3)......................     11.3        9.8          12.9       10.8
Selling, general and administrative:
        Sales and marketing (4)............      7.6        7.8           8.6        8.2
        Customer service (5)...............      5.8        6.3           6.0        5.9
        General and administrative (6).....     13.6       15.9          14.8       15.5
Depreciation and amortization..............     13.9       15.9          13.7       15.9
                                                ----       ----          ----       ----
        TOTAL OPERATING EXPENSES...........     68.7       69.7          73.2       72.1

Operating income...........................     31.3%      30.3%         26.8%      27.9%
Operating income before depreciation
     and amortization (7)..................     45.2%      46.2%         40.5%      43.8%

-----------------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.

(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

        REVENUE. Service revenues totaled $37.5 million for the third quarter of 1996, an increase of 54.8% over $24.2 million for the third quarter of 1995. This increase was primarily due to a 71.0% increase in the number of subscribers to 261,625 as of September 30, 1996 versus 152,957 as of September 30, 1995. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and recent acquisitions. The GTE Acquisition accounted for 38,628 subscribers at September 30, 1996. Service revenue attributable to the cellular systems acquired in the GTE Acquisition totaled $5.9 million for the three months ended September 30, 1996.

        Average monthly revenue per subscriber decreased 10.3% to $49.70 for the third quarter of 1996 from $55.39 for the third quarter of 1995. This is due to a common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the Company entered into revised roaming agreements with certain of its neighboring carriers. These agreements provide for reciprocal lower roaming rates per minute of use. This resulted in lower roaming revenue for the Company, but also resulted in offsetting lower direct costs of services when the Company's subscribers were roaming on these neighboring systems.

        Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, remained flat at $2.1 million for the third quarter of 1996 and $1.9 million for the third quarter of 1995. While equipment sales and installation revenue remained flat for the third quarter of 1996 and 1995, it decreased as a percentage of total revenue to 5.3% for 1996 from 7.1% for 1995, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers. Equipment sales and installation revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.3 million for the three months ended September 30, 1996.

        OPERATING EXPENSES. Engineering and technical expenses increased by 62.4% to $3.1 million for the third quarter of 1996 from $1.9 million in the third quarter of 1995, due primarily to the increase in subscribers and the recent acquisitions. As a percentage of revenue, engineering and technical expenses increased to 7.9% from 7.4% for the third quarter of 1996 and 1995, respectively, due to recurring costs associated with the Company's system development and expansion. Such development is done for the purpose of increasing capacity and improving coverage. Engineering and technical expenses attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.6 million for the three months ended September 30, 1996.

        Other direct costs of services remained flat at $2.4 million for the third quarter of 1996 and 1995. As a percentage of revenue, however, these costs of service declined to 6.1% from 9.1%, reflecting improved roaming agreements with neighboring cellular service providers, as well as efficiencies gained from the growing subscriber base. Other direct costs of services attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.2 million for the three months ended September 30, 1996.

        The cost of equipment increased 31.4% to $3.9 million for the third quarter of 1996 from $2.9 million for the third quarter of 1995, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (83.6%) for the third quarter of 1996 from (59.5%) for the third quarter of 1995. In an effort to address market competition and improve market share, the Company sold more telephones below cost in the third quarter of 1996 than in the same period of 1995. The cost of equipment attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.9 million for the three months ended September 30, 1996.

        Sales and marketing costs increased 56.9% to $3.1 million for the third quarter of 1996 from $2.0 million for the same period in 1995. This increase is primarily due to the 43.9% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs remained relatively flat at 7.8% and 7.6% for the third quarter of 1996 and 1995, respectively. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $416 for the third quarter of 1996 from $309 for the third quarter of 1995. This increase in cost to add a net subscriber was caused primarily by additional advertising and fixed marketing overhead associated with the systems acquired in the GTE Acquisition, which are not yet generating the offsetting gains in net subscribers. In addition, there were increased losses from the Company's sales of cellular telephones in the third quarter of 1996 compared to the same period in 1995. The sales and marketing costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.6 million for the three months ended September 30, 1996.

        Customer service costs increased 66.6% to $2.5 million for the third quarter of 1996 from $1.5 million for the third quarter of 1995. As a percentage of revenue, customer service costs increased to 6.3% from 5.8% for the third quarter of 1996 and 1995, respectively. The increase was due to the telemarketing program instituted for customer retention and to market additional cellular features, and to higher billing production costs. The customer service costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.5 million for the three months ended September 30, 1996.

        General and administrative expenditures increased 76.4% to $6.3 million for the third quarter of 1996 from $3.6 million for the third quarter of 1995, due primarily to the increase in the costs associated with supporting the increased subscriber base and the recent acquisitions. General and administrative expenses increased as a percentage of revenue to 15.9% in the third quarter of 1996 from 13.6% in the third quarter of 1995. The increase was due primarily to overhead associated with recent acquisitions. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. The general and administrative costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.0 million for the three months ended September 30, 1996.

        Depreciation and amortization increased 73.2% to $6.3 million for the third quarter of 1996 from $3.6 million for the third quarter of 1995. This increase was primarily due to the depreciation and amortization associated with the recent acquisitions and additional capital expenditures. Depreciation and amortization attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.5 million for the three months ended September 30, 1996.

        Operating income increased 46.9% to $12.0 million in the third quarter of 1996, from $8.2 million for the third quarter of 1995. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses. Operating income attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.9 million for the three months ended September 30, 1996.

        NET INTEREST EXPENSE, INCOME TAXES AND NET INCOME. Net interest expense increased 58.7% to $7.6 million for the third quarter of 1996 versus $4.8 million for the third quarter of 1995. This increase is due primarily to debt incurred for the recent acquisitions and the amortization of deferred financing fees related to the Credit Facility (as defined in "Liquidity and Capital Resources").

        Income tax expense was $0.6 million in the third quarter of 1996 and none in the third quarter of 1995.

        Net income for the third quarter of 1996 was $3.0 million, or $0.10 per share, compared to net income of $2.8 million, or $0.12 per share, for the third quarter of 1995. The decrease in net income per share is primarily attributable to the increase in the number of shares outstanding as a result of the Company's issuance of an additional 5,000,000 shares of Class A Common Stock in June of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        REVENUE. Service revenues totaled $107.7 million for the nine months ended September 30, 1996, an increase of 57.4% over $68.4 million for the same period in 1995. This increase was primarily due to the 71.0% increase in the number of subscribers to 261,625 as of September 30, 1996 versus 152,957 as of September 30, 1995. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and recent acquisitions. The GTE Acquisition accounted for 38,628 subscribers at September 30, 1996. Service revenue attributable to the cellular systems acquired in the GTE Acquisition totaled $18.5 million for the nine months ended September 30, 1996.

        Average monthly revenue per subscriber decreased 10.4% to $51.28 for the nine months ended September 30, 1996 from $57.24 for the same period in 1995. This is due to a common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the Company entered into revised roaming agreements with certain of its neighboring carriers. These agreements provide for reciprocal lower roaming rates per minute of use. This resulted in lower roaming revenue for the Company, but also resulted in offsetting lower direct costs of services when the Company's subscribers were roaming on these neighboring systems.

        Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased 6.8% to $6.3 million in 1996 from $5.9 million in 1995 due primarily to the increase in gross subscriber activations. Equipment sales and installation revenue decreased as a percentage of total revenue to 5.6% for 1996 from 8.0% for 1995, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers. Equipment sales and installation revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $0.7 million for the nine months ended September 30, 1996.

        OPERATING EXPENSES. Engineering and technical expenses increased by 64.0% to $9.5 million for the nine months ended September 30, 1996 from $5.8 million for the same period in 1995 due primarily to the 71.0% increase in the number of subscribers. As a percentage of revenue, engineering and technical expenses increased to 8.3% from 7.7% due to additional costs incurred for the recent acquisitions and recurring costs associated with the Company's system development and expansion. Such development is done for the purpose of increasing capacity and improving coverage. Engineering and technical expenses attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $2.1 million for the nine months ended September 30, 1996.

        Other direct costs of services increased 20.5% to $8.5 million for the nine months ended September 30, 1996 from $7.0 million for the same period in 1995. As a percentage of revenue, however, these costs of service declined to 7.5% from 9.5%, reflecting improved roaming agreements with neighboring cellular service providers, as well as efficiencies gained from the growing subscriber base. Other direct costs of services attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.0 million for the nine months ended September 30, 1996.

        The cost of equipment increased 27.6% to $12.3 million for the nine months ended September 30, 1996 from $9.6 million for the same period in 1995, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (93.3%) for the nine months ended September 30, 1996 from (61.8%) for the same period in 1995. In an effort to address market competition and maintain market share, the Company sold more telephones below cost in the nine months ended September 30, 1996 than in the same period of 1995. The cost of equipment attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $2.2 million for the nine months ended September 30, 1996.

        Sales and marketing costs increased 47.6% to $9.4 million for the nine months ended September 30, 1996 from $6.4 million for the same period in 1995 due primarily to the 41.8% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs decreased to 8.2% for the nine months ended September 30, 1996 from 8.6% for the same period in 1995 due to a significant portion of sales and marketing costs being fixed. The Company's cost to add a net subscriber (including loss on telephone sales) increased to $387 for the nine months ended September 30, 1996 from $310 for the same period in 1995. This increase in cost to add a net subscriber was caused primarily by additional advertising and fixed marketing overhead associated with the systems acquired in the GTE Acquisition, which are not yet generating the offsetting gains in net subscribers. In addition, there were increased losses from the Company's sales of cellular telephones. The sales and marketing costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $2.0 million for the nine months ended September 30, 1996.

        Customer service costs increased 53.1% to $6.8 million for the nine months ended September 30, 1996 from $4.4 million for the same period in 1995. As a percentage of revenue, customer service costs remained relatively flat at 5.9% and 6.0% for the nine months ended September 30, 1996 and 1995 respectively. The customer service costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.4 million for the nine months ended September 30, 1996.

        General and administrative expenditures increased 60.8% to $17.6 million for the nine months ended September 30, 1996 from $11.0 million for the same period in 1995, due primarily to the increase in the costs associated with supporting the increased subscriber base and the recent acquisitions. As a percentage of revenue, general and administrative expenses increased to 15.5% for the nine months ended September 30, 1996 from 14.8% for the same period in 1995. The increase was due primarily to overhead associated with recent acquisitions. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. The general and administrative costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $2.8 million for the nine months ended September 30, 1996.

        Depreciation and amortization increased 77.8% to $18.1 million for the nine months ended September 30, 1996 from $10.2 million for the same period in 1995. This increase was primarily due to the depreciation and amortization associated with the recent acquisitions and additional capital expenditures. Depreciation and amortization attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $4.5 million for the nine months ended September 30, 1996.

        Operating income increased 59.5% to $31.8 million in the nine months ended September 30, 1996 from $19.9 million for the same period in 1995. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses. Operating income attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $3.2 million for the nine months ended September 30, 1996.

        NET INTEREST EXPENSE, OTHER EXPENSE, INCOME TAXES AND NET INCOME Net interest expense increased 52.3% to $23.7 million for the nine months ended September 30, 1996 versus $15.5 million for the same period in 1995. This increase is due primarily to debt incurred for the recent acquisitions and the amortization of deferred financing fees related to the Credit Facility (as defined in "Liquidity and Capital Resources").

        Other expense of $0.2 million and $0.6 million for the nine months ended September 30, 1996 and 1995, respectively, consists primarily of the disposal of certain assets by the Company and other non-operating expenses.

        Income tax expense was $1.6 million in the nine months ended September 30, 1996 and $2.7 million in the nine months ended September 30, 1995. The $2.7 million is a non-recurring deferred income tax charge related to the difference between the financial statement and income tax return basis of certain assets and liabilities of Palmer Cellular Partnership and its subsidiaries. In connection with the initial public offering in March of 1995, all of the assets and liabilities of Palmer Cellular Partnership and its subsidiaries were exchanged for stock in the Company. Due to the exchange, a corporate tax liability was recorded to reflect the difference between the financial statement and income tax return basis in these assets and liabilities.

        Net income for the nine months ended September 30, 1996 was $4.7 million, or $0.19 per share, compared to net income of $0.5 million, or $0.02 per share, for the nine months ended September 30, 1995. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses and interest expense, and decreases in income tax expense and other expense.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank and intercompany debt, and, to a lesser extent, operating cash flow.

        The Company currently has a $500.0 million revolving credit facility with a syndicate of 22 banks ("Credit Facility"). The Credit Facility is a revolving line of credit with scheduled commitment reductions commencing September 30, 1998. Interest rates under the Credit Facility range from .25% over prime or 1.5% over the London Inter Bank Offered Rate ("LIBOR") to 1.25% over prime or 2.5% over LIBOR depending upon the Company's leverage ratio. The Company has entered into eight interest rate swap agreements and four interest rate cap agreements for a total notional amount of $245.0 million. Under these agreements, the maximum interest rate may range from 7.76% to 11.25%. As of September 30, 1996, the effective interest rate under these agreements ranged from 7.14% to 9.98%.

        The Credit Facility is secured by substantially all of the property and assets of the Company and its subsidiaries. The subsidiaries of the Company also guarantee all obligations of the Company under the Credit Facility.

        As of September 30, 1996, $328.0 million was outstanding under the Credit Facility and $172.0 million was available to be borrowed. The Company believes that operating cash flow and borrowings available under the Credit Facility will provide sufficient financial resources to satisfy the Company's debt service requirements and to meet the Company's currently anticipated capital and other expenditure requirements over at least the next two to three years. However, there can be no assurance that the Company will not require future financing or that, if so required, such financing will be available, or, if available, that the terms thereof will be attractive to the Company.

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

        On October 10, 1996, the Company's Board of Directors authorized a stock repurchase plan for up to 600,000 shares of the Company's Class A Common Stock over the next twelve months.

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

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

              Exhibit
              Number                                    Description
              ------                                    -----------

                  27                                    Financial Data Schedule

        (b)  Reports on Form 8-K

        On September 4, 1996, the Company filed a Form 8-K Current Report which reported that, on August 22, 1996, the Company announced that its wholly-owned subsidiary, Palmer Wireless Holdings, Inc. ("Holdings"), had signed a definitive agreement with Mobile Communications Systems, L.P. pursuant to which Holdings agreed to purchase the cellular system serving the Georgia Rural Service Area Market No. 383, Georgia-13 RSA for a total purchase price of $36.5 million, subject to certain downward adjustments of up to $1.0 million.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PALMER WIRELESS, INC.


Date:  November 14, 1996                By:     /s/ William J. Ryan
                                            -----------------------------
                                                William J. Ryan
                                                  President and
                                                Chief Executive Officer


Date:  November 14, 1996                By:     /s/ M. Wayne Wisehart
                                            -----------------------------
                                                   M. Wayne Wisehart
                                                 Vice President, Treasurer
                                                and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                            Description                    Numbered Page
------                            -----------                    -------------

  27    Financial Data Schedule ............................