Form 10-K
period 1996-12-31
PALMER WIRELESS INC
filed 1997-03-31
CIK 919044

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the year ended December 31, 1996                        Commission file number 0-25588

                             PALMER WIRELESS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         65-0456627
(State or other jurisdiction of                 (I.R.S. Employer Identification No.)
 incorporation or organization)

     12800 UNIVERSITY DRIVE                                    33907
      FORT MYERS, FLORIDA                                    (Zip Code)
 (Address of principal executive offices)

                                 (941) 433-4350
               Registrant's telephone number, including area code
          Securities registered pursuant to Section 12(b) of the Act:


CLASS A COMMON STOCK                         THE NASDAQ STOCK MARKET
 (Title of Class)                 (Name of each exchange on which registered)


          Securities registered pursuant to Section 12(g) of the Act:
                                (Not applicable)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the registrant's common stock as of March 27, 1997 the aggregate market value of the common stock held by non-affiliates of the registrant is $74,790,506 million.*

The number of shares of Class A Common Stock outstanding as of March 27, 1997 was 10,519,681. The number of shares of Class B Common Stock outstanding as of March 27, 1997 was 17,293,578.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II hereof. Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

-------------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

                                     PART I

ITEM 1.   BUSINESS GENERAL

         Palmer Wireless, Inc. (the "Company") is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. (References to the Company also include its subsidiaries and its predecessor, the Partnership (defined below) and its subsidiaries, or any of them.) At December 31, 1996, the Company provided cellular telephone service to 279,816 subscribers in Florida, Georgia, Alabama and South Carolina in a total of 17 licensed service areas composed of nine Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.8 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.

         The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in three market areas in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers and to implement new technologies as soon as economically practicable. Through its participation in the North American Cellular Network ("NACN"), the Company is able to offer seven-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico served by other NACN participants. By marketing its products and services under the CELLULAR ONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

BACKGROUND

         The Company's business was started by the Palmer family, which has been in the broadcast business in Iowa since 1922. Palmer Communications Incorporated ("PCI"), the Company's parent, owned NBC affiliate television stations in Des Moines, Iowa and Oklahoma City, Oklahoma, together with radio stations located in Des Moines, Iowa, Cedar Rapids, Iowa and Naples, Florida.
In 1996 and 1997, PCI sold these broadcast operations.   PCI currently conducts
certain specialized mobile radio ("SMR") operations in Florida and Alabama.
PCI was also active in the cable television industry for over 25 years, substantially exiting the industry in 1992.

         PCI entered the cellular telephone business in 1987, when it constructed a cellular telephone system for the Fort Myers, Florida MSA. PCI acquired control of this system in March 1988 and rapidly expanded its cellular telephone holdings, acquiring control of the non-wireline cellular licenses for the Columbus and Albany, Georgia and Dothan and Montgomery, Alabama MSAs in 1988. These acquisitions created the nucleus for the development of a regional cellular telephone company serving central and southern Georgia and Alabama. During 1989, PCI transferred its cellular properties to Palmer Cellular Partnership (the "Partnership"), a newly organized general partnership that was formed to manage and operate all of PCI's cellular telephone operations. PCI was the managing partner of the Partnership. The Partnership continued the growth strategy of PCI and enhanced the Company's regional cellular cluster in 1989 by acquiring control of the cellular license for the Macon, Georgia MSA.

         In 1991, the Company acquired control of the non-wireline cellular license for the Panama City, Florida MSA. In 1992 and 1993, the Company acquired two non-wireline cellular licenses for RSAs contiguous to the Company's MSAs in Georgia and Alabama: the Georgia-9 RSA in June 1992 and the Alabama-8 RSA in April 1993. The Georgia-9 RSA acquisition added the geographic territory between the Columbus, Macon and Albany, Georgia MSAs to the Company's service area coverage. The Alabama-8 RSA expanded the Company's service areas around three MSAs served by the Company, covering a substantial portion of the geographic territory between the Montgomery, Alabama, Columbus, Georgia and Dothan, Alabama MSAs and the Georgia-9 RSA. In 1993, the Company also increased its majority position in its MSAs in Albany, Georgia and in Dothan and Montgomery, Alabama, through the purchase of certain minority interests for an aggregate purchase price of $2.9 million.

         During 1994, the Company continued to acquire minority interests in six of its MSAs for an aggregate purchase price of $3.1 million. Also, on October 31, 1994, the Company acquired the cellular telephone systems of Southeast Georgia Cellular Limited Partnership ("SGC") and Georgia 12 Cellular Limited Partnership ("Georgia 12" and together with SGC, the "Georgia Partnerships") for an aggregate purchase price of $91.7 million (the "Georgia Acquisition"). The assets acquired by the Company from SGC included the non-wireline cellular telephone systems located in Georgia RSA Market Nos. 377, 378 and 380, otherwise known as Georgia-7 RSA, Georgia-8 RSA and Georgia-10 RSA. The assets acquired by the Company from Georgia 12 included the non-wireline cellular telephone system located in Georgia RSA Market No. 382, otherwise known as Georgia-12 RSA. The cellular telephone systems in the acquired RSAs serve a geographic territory in southeast Georgia that is adjacent to the Company's Georgia-9 RSA and Macon, Georgia MSA.

         In December 1995, the Company acquired interests in cellular telephone systems by purchasing Georgia Metronet, Inc. ("GMI") and Augusta Metronet, Inc. ("AMI" and together with GMI, the "GTE Companies") for an aggregate purchase price of $158.4 million (the "GTE Acquisition"). The assets acquired by the Company in the GTE Acquisition included the non-wireline cellular telephone system located in Georgia MSA Market Nos. 155 and 108, otherwise known as Savannah MSA and Augusta MSA, respectively. The cellular telephone systems in the newly-acquired MSAs serve a geographic territory in eastern Georgia and a portion of South Carolina that is adjacent to the Company's existing markets in the Georgia-8 RSA and Georgia-12 RSA. In addition, the Company also acquired the interim authority to provide cellular service to the southern portions of South Carolina RSA Market Nos. 631 and 632, otherwise known as South Carolina-7 RSA and South Carolina-8 RSA, respectively, which serve a geographic territory that is adjacent to the Company's existing markets in the Georgia-8 RSA as well as the Savannah, Georgia MSA and the Augusta, Georgia MSA. In addition, during 1995, the Company acquired additional minority interests in six of its MSAs for an aggregate purchase price of $2.0 million.

         On June 20, 1996, the Company acquired the cellular telephone system of USCOC of Georgia RSA #1, Inc. ("USCOC") for an aggregate purchase price of $31.6 million. The assets acquired by the Company from USCOC included the cellular telephone system in the Georgia-1 RSA Market No. 371, otherwise known as Georgia-1 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of northwest Georgia between Chattanooga and Atlanta.

         On July 5, 1996, two of the Company's majority-owned subsidiaries acquired the cellular telephone system of Horizon Cellular Telephone Company of Spalding, L.P. ("Horizon") for an aggregate purchase price of $36.0 million. The assets acquired by the Company from Horizon include the cellular telephone system in the Georgia-6 RSA Market No. 376, otherwise known as Georgia-6 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of west central Georgia adjacent to the Company's Macon and Columbus, Georgia MSAs.

         Prior to March 1995, the Company's operations were conducted by the Partnership. Contemporaneously with the Company's initial public offering ("IPO") in March 1995, the Partnership's operations, assets and liabilities and certain other assets were transferred to the Company. Prior to that transfer, the Company had no operations and had no material assets or liabilities other than $1.6 million in connection with deferred expenses incurred before the IPO.

RECENT DEVELOPMENTS

         On February 1, 1997, a majority-owned subsidiary of the Company acquired the cellular telephone system serving the Georgia-13 RSA Market No. 383 ("Georgia-13 RSA") from Mobile Communications Systems L.P. for a total purchase price of $30.0 million, subject to certain adjustments. The cellular telephone system in the acquired RSA serves a geographic territory of southwest Georgia adjacent to the Company's Albany, Georgia and Dothan, Alabama MSAs.

MARKETS AND SYSTEMS

         The Company's cellular telephone systems serve three distinct markets. The largest of these markets includes 15 contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has cellular service areas in Fort Myers, Florida and Panama City, Florida. The following table sets forth as of December 31, 1996, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage, the Net Pops (as defined below) and the date of initial operation of such system by the Company or a predecessor operator. Any reference to "Net Pops" is to the estimated population with respect to a given cellular service area multiplied by the percentage interest that the Company owns in the entity licensed in such cellular service area.


                                                ESTIMATED             OWNERSHIP                                DATE SYSTEM
SERVICE AREA(1)                               POPULATION(2)           PERCENTAGE               NET POPS        OPERATIONAL
---------------                               -------------           ----------               --------        -----------
Georgia/Alabama
    Albany, GA    . . . . . . . . . . .           118,156                  82.7%                97,726              4/88
    Augusta, GA   . . . . . . . . . . .           438,857                 100.0                438,857              4/87
    Columbus, GA  . . . . . . . . . . .           251,568                  84.9                213,480             11/88
    Macon, GA     . . . . . . . . . . .           313,240                  99.1                310,277             12/88
    Savannah, GA  . . . . . . . . . . .           283,465                  98.5                279,172              3/88
    Georgia-1 RSA . . . . . . . . . . .           223,935                 100.0                223,935             10/92
    Georgia-6 RSA . . . . . . . . . . .           199,675                  94.8                189,369              4/93
    Georgia-7 RSA . . . . . . . . . . .           134,325                 100.0                134,325             10/91
    Georgia-8 RSA . . . . . . . . . . .           157,272                 100.0                157,272             10/91
    Georgia-9 RSA . . . . . . . . . . .           119,253                 100.0                119,253              9/92
    Georgia-10 RSA  . . . . . . . . . .           149,712                 100.0                149,712             10/91
    Georgia-12 RSA  . . . . . . . . . .           209,668                 100.0                209,668             10/91
    Dothan, AL    . . . . . . . . . . .           134,771                  92.3                124,434              2/89
    Montgomery, AL  . . . . . . . . . .           319,305                  91.9                293,421              8/88
    Alabama-8 RSA . . . . . . . . . . .           173,167                 100.0                173,167              7/93
                                                ---------                                    ---------
            Subtotal  . . . . . . . . .         3,226,369                                    3,114,068
Fort Myers, FL    . . . . . . . . . . .           382,962                  99.0                379,132              8/87
Panama City, FL   . . . . . . . . . . .           145,711                  77.9                113,525              9/88
                                                ---------                                    ---------
                 Total  . . . . . . . .         3,755,042                                    3,606,725
                                                =========                                    =========

-----------
(1) Does not include South Carolina-7 RSA and South Carolina-8 RSA where the Company has interim operating authority as a result of the GTE Acquisition. The Company has no subscribers in South Carolina-7 RSA and South Carolina-8 RSA, but instead provides roaming access to its own subscribers and others when they travel in these two service areas, utilizing its existing cell sites. Does not include Alabama-5 RSA where the Company has interim operating authority.

(2) Based on population estimates for 1996 from The Sourcebook of County Demographics, Ninth Edition, 1996, published by CACI Marketing Services (the "CACI Sourcebook"), which estimates are calculated based on the 1990 Census and U.S. Bureau of Census Current Population Reports.

  GEORGIA/ALABAMA

         In 1988, the Company acquired controlling interests in the licenses to operate cellular telephone systems in the four MSAs (Montgomery and Dothan, Alabama and Columbus and Albany, Georgia) that make up the core of its Georgia/Alabama cluster. The Company continued to increase its presence in this market by acquiring additional cellular service areas in 1989 (Macon, Georgia MSA), 1992 (Georgia-9 RSA), 1993 (Alabama-8 RSA), 1994 (Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA and Georgia-12 RSA), 1995 (Savannah, Georgia MSA and Augusta, Georgia MSA) and 1996 (Georgia-1 RSA and Georgia-6 RSA). The Augusta, Georgia MSA includes Aiken County in South Carolina. In 1994, the Company also received interim operating authority from the FCC to provide service in two counties within the southern portion of the Alabama-5 RSA. In 1995, as a result of the GTE Acquisition, the Company received interim operating authority from the FCC to provide service to South Carolina-7 RSA and South Carolina-8 RSA. In the aggregate, this market (excluding the Alabama-5 RSA, South Carolina-7 RSA and South Carolina-8 RSA where the Company has only interim operating authority) now covers a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of I-95 from Savannah, Georgia to Jacksonville, Florida. The Company collects substantial roaming revenue from cellular telephone subscribers from other systems traveling in this market from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land, during the last several years there has been an influx of new manufacturing plants in this market. As of December 31, 1996, the Company utilized 181 cell sites in this cluster (including three cell sites in Alabama-5 RSA), 23 of which were constructed by the Company in 1995 and 43 of which were placed in service in 1996. The Company plans to further improve signal coverage and increase system capacity in this cluster by adding 63 more cell sites in 1997 in addition to the 8 cell sites acquired with Georgia-13 RSA..

  FORT MYERS

         The Company acquired control of the non-wireline cellular telephone system for the Fort Myers, Florida market in 1988. The Fort Myers market is a significant resort center, attracting both vacation and business travelers on a year-round basis. This market also benefits from the growth and popularity of other cities in southwest Florida, such as Naples and Sarasota. In addition, the Fort Myers airport is a designated international port of entry. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Fort Myers. As of December 31, 1996, the Company utilized 23 cell sites in this market, three of which were added in 1995, and five of which were added in 1996. The Company plans to further improve signal coverage and increase capacity in this market by adding five more cell sites in 1997.

  PANAMA CITY

         The Company acquired control of the non-wireline cellular license for the Panama City, Florida market in 1991. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination. As of December 31, 1996, the Company utilized 11 cell sites in this market. In 1997, the Company plans to add two additional cell sites in this market.

OPERATIONS

  GENERAL

         The Company has concentrated its efforts on creating an integrated network of cellular telephone systems in the southeastern United States, principally to date in Florida, Georgia, Alabama and South Carolina. At December 31, 1996, the Company provided cellular telephone service to 279,816 subscribers in a total of 17 licensed service areas composed of nine MSAs and eight RSAs. The Company also participates in the NACN, a nationwide consortium of non-wireline cellular telephone companies, with the goal of providing seamless regional and national cellular telephone service to its subscribers. Participation in the NACN allows seven-digit dialing access to the Company's subscribers when they travel outside the Company's service areas, providing them with convenient call delivery throughout large areas of the United States, Canada, Mexico and Puerto Rico served by other NACN participants.

         The following table sets forth information, at the dates indicated, regarding the Company's subscribers, penetration rate, cost to add a net subscriber, average monthly churn rate and average monthly service revenue per subscriber.

                                                                         At December 31,
                                                    ----------------------------------------------------------------------
                                                        1992         1993          1994            1995           1996
                                                        ----         ----          ----            ----           ----

Subscribers(1)  . . . . . . . . . . . . . . . . .      37,209        65,761        117,224         211,985        279,816
Penetration(2)  . . . . . . . . . . . . . . . . .        2.20%         3.48%          4.58%           6.41%          7.45%
Cost to add a net subscriber(3) . . . . . . . . .    $    283       $   203       $    247       $     276       $    407
Average monthly churn RATE(4) . . . . . . . . . .        1.69%         1.37%          1.55%           1.55%          1.84%
Average monthly service
    revenue per subscriber(5) . . . . . . . . . .    $  68.30       $ 62.69       $  60.02       $   56.68       $  52.20

---------------

(1) Each billable telephone number in service represents one subscriber, not including test, demonstration or other telephone numbers for which payment is not expected. Amounts at December 31, 1992 and 1993 include the subscribers in the Alabama-7 RSA where the Company had interim operating authority from June 1991 through July 1994. The number of subscribers served in the Alabama-7 RSA was 955 and 2,576 at December 31, 1992 and 1993, respectively. In 1994, the Company entered into an agreement to sell the accounts of its subscribers in the Alabama-7 RSA to the third party licensee of this RSA.

(2) Determined by dividing the aggregate number of subscribers by the estimated population.

(3) Determined for the 12-month periods ended December 31, 1992, 1993, 1994, 1995 and 1996 by dividing (i) the amount of all costs of sales and marketing, including salaries, commissions and employee benefits paid to all sales and marketing personnel, travel and accommodations, meals and entertainment expenses incurred by sales and marketing personnel, training and education of such personnel, all advertising and promotional expenses (including cash or trade), agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period including fees paid for use of the CELLULAR ONE service mark, by (ii) the net subscribers added during such period. Cost to add a net subscriber does not include engineering and technical expenses, interconnect charges or general and administrative expenses.

(4) Determined for the 12-month periods ended December 31, 1992, 1993, 1994, 1995 and 1996 by dividing total subscribers discontinuing service during such period by the average subscribers for such period (beginning subscribers plus ending subscribers, divided by two), and dividing that result by 12.

(5) Determined for the 12-month periods ended December 31, 1992, 1993, 1994, 1995 and 1996 by dividing the sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by average subscribers for such period (the sum of the number of subscribers at the beginning of each month in such period divided by the number of months in such period), and dividing that result by 12.

  SUBSCRIBERS AND SYSTEM USAGE

         The Company's subscribers have increased from 22,536 at January 1, 1992 to 279,816 at December 31, 1996. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non-business purposes. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as to increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers, thereby further enhancing revenues. In 1996, cellular telephone service revenues represented 94.6% of the Company's total revenues, with equipment sales and installation representing the balance.

  MARKETING

         The Company's marketing strategy is designed to generate continued net subscriber growth by focusing on subscribers who are likely to generate lower than average deactivations and delinquent accounts, while simultaneously maintaining a low cost of adding net subscribers. Management has implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of high penetration levels and minimum costs per net subscriber addition. The Company's sales staff has a two-tier structure. A retail sales force handles walk-in traffic, and a targeted sales staff solicits certain industries and government subscribers. The Company's management believes that its internal sales force is more likely to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than are independent agents. In addition, the Company motivates its direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. The Company believes its use of an internal sales force keeps marketing costs low, both because commissions are lower and because subscriber retention is higher than if it used independent agents. For the year ended December 31, 1996, the Company's cost to add a net subscriber was $407. The Company believes its cost to add a net subscriber continues to be among the lowest in the cellular telephone industry, principally because of its in-house direct sales and marketing staff.

         The Company also maintains its low churn rate through an after-sale telemarketing program implemented through its sales force and a telemarketing service specializing in cellular customer services. This program not only enhances customer loyalty, which reduces churn, but also increases add-on sales and customer referrals. The telemarketing program allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

         The Company's sales force works principally out of retail stores in which the Company offers its cellular products and services. As of December 31, 1996, the Company maintained 33 retail stores and 4 offices, 32 serving the Georgia/Alabama service areas, four in Fort Myers, Florida and one in Panama City, Florida. Retail stores, which range in size up to 11,000 square feet are fully equipped to handle customer service and the sale of cellular services, telephones and accessories. Ten of the newer and larger stores are promoted by the Company as "Superstores", eight of which are located in the Company's Georgia/Alabama service areas, one of which is located in the Fort Myers, Florida service area, and one in the Panama City, Florida service area. Each Superstore has an authorized warranty repair center and provides cellular telephone installation and maintenance services. Most of the Company's larger markets currently have at least one Superstore. In addition, to enhance convenience for its customers, the Company has begun to open smaller stores in locations such as shopping malls. In 1997, the Company plans to open six more stores in its Georgia/Alabama service areas and one store in its Fort Myers service area. The Company's stores provide subscriber-friendly retail environments -- extended hours, a large selection of phones and accessories, an expert sales staff, and convenient locations -- which make the sales process quick and easy for the subscriber.

         The Company markets all of its products and services under the name CELLULAR ONE. See "-- Service Marks". As of April 1996, CELLULAR ONE, the first national brand name in the cellular telephone industry, is utilized by cellular operators in over 533 service areas with a combined estimated population of 192 million. The national advertising campaign conducted by Cellular One Group enhances the Company's advertising exposure at a fraction of what could be achieved by the Company alone. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside the Company's service areas and with potential new subscribers moving into the Company's service areas. In addition, travelers who subscribe to CELLULAR ONE service in other markets may be more likely to use the Company's service when they travel in the Company's service areas. Cellular telephones of non-wireline subscribers are either programmed to select the non-wireline carrier (such as the Company) when roaming, unless the non-wireline carrier in the roaming area is not yet operational, or the subscriber dials a special code or has a cellular telephone equipped with an "A/B" (wireline/non-wireline) switch and selects the wireline carrier.

         Through its membership in NACN and other special networking arrangements, the Company provides extended regional and national service to its subscribers, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. This service distinguishes the Company's call delivery features from those of many of its competitors.

  PRODUCTS AND SERVICES

         In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling and no answer and busy transfer. Several rate plans are presented to prospective subscribers so that they may choose the plan that will best fit their expected calling needs. Generally, these rate plans include a high user plan, a medium user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, per minute usage charges and additional charges for custom-calling features in a package that offers value to the subscriber while enhancing airtime use and revenues for the Company. In general, rate plans which include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. As appropriate, revisions to pricing of service plans and equipment are made to meet the demands of the local marketplace.

         The following table sets forth a breakdown of the Company's revenues from the sale of its services and equipment for the periods indicated.

                                                             Year Ended December 31,
                                ----------------------------------------------------------------------------------
                                    1992            1993              1994              1995            1996
                                    ----            ----              ----              ----            ----

                                                              (in thousands)
                                                              --------------
Service revenue:
    Access and usage(1)         $   16,305       $   25,929        $    45,175      $  72,816       $      120,220
    Roaming(2)                       4,561            6,165              9,928         16,551               20,118
    Long distance(3)                 1,361            1,770              2,927          4,418                7,858
    Other(4)                           790            1,309              2,991          2,901                2,923
                                ----------       ----------        -----------      ---------       --------------
Total service revenue           $   23,017       $   35,173        $    61,021      $  96,686       $      151,119
Equipment sales and
     installation(5)                 4,284            6,285              7,958          8,220                8,624
                                ----------       ----------        -----------      ---------       --------------
         Total                  $   27,301       $   41,458        $    68,979      $  104,906      $      159,743
                                ==========       ==========        ===========      ==========      ==============

-----------------

(1) Access and usage revenues include monthly access fees for providing service and usage fees based on per minute usage rates.

(2) Roaming revenues are fees charged for providing services to subscribers of other systems when such subscribers or "roamers" place or receive a telephone call within one of the Company's service areas.

(3) Long distance revenue is derived from long distance telephone calls placed by the Company's subscribers.

(4) Other revenue includes, among other things, connect fees charged to subscribers for initial activation on the cellular telephone system and fees for feature services such as voicemail, call forwarding and call waiting.

(5) Equipment sales and installation revenue includes revenue derived from the sale of cellular telephones and fees for the installation of such telephones.

         Reciprocal agreements between each of the Company's cellular telephone systems and the cellular telephone systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. Roamers are charged usage fees which are generally higher than a given cellular telephone system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. Roaming revenue is a substantial source of incremental revenue for the Company. For 1996, roaming revenues accounted for 13.3% of the Company's service revenues and 12.6% of the Company's total revenue. This level of roaming revenue is due in part to the fact that both of the Company's markets in Florida are regional shopping and vacation destinations and a number of the Company's cellular telephone systems in the Georgia and Alabama market are located along major interstate travel corridors.

         In order to develop the market for cellular telephone service, the Company provides retail distribution of cellular telephones and maintains inventories of cellular telephones. The Company negotiates volume discounts for the purchase of cellular telephones and, in many cases, passes such discounts on to its customers. The Company believes that earning an operating profit on the sale of cellular telephones is of secondary importance to offering cellular telephones at competitive prices to potential subscribers. To respond to competition and to enhance subscriber growth, the Company has historically sold cellular telephones below cost.

         The Company is currently developing several new services which it believes will provide additional revenue sources. Packet-switching technology will allow data to be transmitted much more quickly and efficiently than the current circuit-switching technology. Packet-switching uses the intervals between voice traffic on cellular channels to send packets of data instead of tying up dedicated cellular channels. The packets of information, which may be transmitted using several different channels, are subsequently reassembled and directed to the correct party at the receiving end. It is expected that the development of this technology will make it possible for cellular carriers to offer a broad range of cost-effective wireless data services, including facsimile and electronic mail transmissions, point-of-sale credit authorizations, package tracking, remote meter reading, alarm monitoring and communications between laptop computer units and local area computer networks or other computer databases. During 1996, the Company began offering data transmission services using packet-switching technology in its Fort Myers, Florida MSA. In addition, the Company began to implement the use of microcells during 1996. Microcells are low powered transmitters, typically constructed on a pole or the roof of a building, which provide reduced radius service within a specific area, such as large office buildings, underground facilities or areas shielded by topographical obstructions. Microcell service could be used, for instance, to provide wireless service within an office environment that was also integrated with wireless service to the home.

  CUSTOMER SERVICE

         The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a store manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities enable the Company to better service customers, schedule installations and repairs and monitor the technical quality of the cellular service areas.

         In addition, subscribers are able to report cellular telephone service or account problems to the Company 24 hours a day. Through the use of sophisticated monitoring equipment, technicians at the Company's headquarters are able to monitor the technical performance of its service areas.

         To ensure high-quality customer service, the Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum customer satisfaction level in order to be permitted to continue using the CELLULAR ONE service mark. In 1996, the Company was awarded the #1 MSA and #2 RSA rankings in CELLULAR ONE's National Customer Satisfaction Survey. The Company has held number one rankings in four out of the last five years. The Company believes it has achieved this first place ranking through effective implementation of its direct sales and customer service support strategy.

         The Company has implemented a new software package to combat cellular telephone service fraud. This new software system can detect counterfeit cellular telephones while they are being operated and enables the Company to terminate service to the fraudulent user of the counterfeit cellular telephone. The Company also helps protect itself from fraud with pre-call customer validation and subscriber profiles specifically designed to combat the fraudulent use of subscriber accounts.

  NETWORKS

         The Company strives to provide its subscribers with virtually seamless coverage throughout its three market areas, thereby permitting subscribers to travel freely within this region and have their calls and custom calling features, such as voicemail, call waiting and call forwarding, follow them automatically without having to notify callers of their location or to rely on special access codes. The Company has been able to offer virtually seamless coverage by implementing a switch interconnection plan to mobile telephone switching offices ("MTSO") located in adjoining markets. The Company's equipment is built by NORTEL, formerly Northern Telecom, Inc. ("NTI"), and interconnection between MTSOs has been achieved using NTI's internal software and hardware.

         Through its participation in NACN since 1992 and other special networking arrangements, the Company has pursued its goal of offering seamless regional and national cellular service to its subscribers. NACN is the largest wireless telephone network system in the world -- linking non-wireline cellular operators throughout the United States and Canada. Membership in NACN has aided the Company in integrating its cellular telephone systems within its region and has permitted the Company to offer cellular telephone service to its subscribers throughout a large portion of the United States, Canada, Mexico and Puerto Rico. NACN has provided the Company with a number of distinct advantages: (i) lower costs for roaming verification, (ii) increased roaming revenue, (iii) more efficient roaming service and (iv) integration of the Company's markets with over 4,600 cities in more than 40 states in the United States, Canada, Mexico and Puerto Rico.

  SYSTEM DEVELOPMENT AND EXPANSION

         The Company develops its service areas by adding channels to existing cell sites and by building new cell sites. Such development is done for the purpose of increasing capacity and improving coverage in direct response to projected subscriber demand. Projected subscriber demand is calculated for each cellular service area on a cell by cell basis. These projections involve a traffic analysis of usage by existing subscribers and an estimation of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions a maximum call "blockage" rate of 2.0% (percentage of calls that are not connected on first attempt at peak usage time during the day).

         The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.

                                                                      At December 31,
                                            -------------------------------------------------------------------
                                               1992          1993          1994          1995           1996
                                               ----          ----          ----          ----           ----

Georgia/Alabama . . . . . . . . . . . . .       28(1)          39(1)         70(2)        121(3)         181(4)
Fort Myers, FL  . . . . . . . . . . . . .        9             13            15            18             23
Panama City, FL . . . . . . . . . . . . .        4              7             7             9             11
                                              ----           ----          ----          ----           ----
  Total . . . . . . . . . . . . . . . . .       41(1)          59(1)         92(2)        148(3)         215(4)
---------------                               ====           ====          ====          ====           ====

(1) Includes two cell sites in the Alabama-7 RSA where the Company had interim operating authority from June 1991 through June 1994.

(2) Includes one cell site in the Alabama-5 RSA where the Company has interim operating authority for two counties of such RSA and 17 existing cellsites that were purchased in the Georgia Acquisition.

(3) Includes two existing cell sites in the Alabama-5 RSA where the Company has interim operating authority for two counties of such RSA and 28 existing cell sites that were purchased in the GTE Acquisition.

(4) Includes three existing cell sites in the Alabama-5 RSA where the Company has interim operating authority for two counties of such RSA and 17 existing cell sites that were purchased in the Horizon and USCOC acquisitions.

         The Company estimates that in 1996 the capacity of its existing cellular telephone systems increased 42.0%. During 1996, the Company spent approximately $35 million and, based on projected growth in subscriber demand, expects to spend approximately $42 million in 1997 in order to build out its cellular service areas, install an additional microwave network and implement certain digital radio technology. The Company plans to construct 70 additional cell sites with respect to its existing cellular systems during 1997 to meet projected subscriber demand and improve the quality of service. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of its cellular telephone systems by existing subscribers, increase services used by subscribers of other cellular telephone systems due to the larger geographic area covered by the cellular telephone network and further enhance the overall efficiency of the network. The Company believes that the increased cellular telephone coverage will have a positive effect on market penetration and subscriber usage.

         Microwave networks enable the Company to connect switching equipment and cell sites without making use of local landline telephone carriers, thereby reducing or eliminating fees paid to landline carriers. During 1996, the Company spent $1.0 million to build additional microwave connections. In addition, in 1996 the Company spent $2.6 million to build a fiber optic network between Dothan, Alabama and Panama City, Florida. The installation of this network resulted in savings to the Company from a reduction in fees paid to telephone companies for landline charges, as well as giving the Company the ability to lease out a significant portion of capacity.

DIGITAL CELLULAR TECHNOLOGY

         Over the next decade, it is expected that cellular telephones will gradually convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as Los Angeles, New York and Chicago. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers
and the ability to provide data transmission services.   The conversion from
analog to digital technology is expected to be an industry-wide process that will take a number of years. The exact timing and overall costs of such conversion are not yet known.

         The Company began offering TDMA (Time Division Multiple Access) standard digital service in its Fort Myers, Florida MSA during December 1996. This digital network allows the Company to offer advanced cellular features and services such as caller-ID, short message paging and extended battery life. This digital network is performing well and the Company plans to roll out TDMA digital cellular services in the rest of its major markets during the first and second quarter of 1997. Where cell sites are not yet at their maximum capacity of radio channels, the Company is adding digital channels to the network incrementally based on the relative demand for digital and analog channels. Where cell sites are at full capacity, analog channels are being removed and redeployed to expand capacity elsewhere within the network and replaced in such cell sites by digital channels. The implementation of digital cellular technology over a period of several years will involve modest incremental expenditures for switch software and possible significant cost reductions as a result of reduced purchases of radio channels and a reduced requirement to split existing cells. However, as indicated above, the extent of any implementation of digital radio channels and the amount of any cost savings ultimately to be derived therefrom will depend primarily on subscriber demand. In the ordinary course of business, equipment upgrades at the cell sites have involved purchasing dual mode radios capable of using both analog and digital technology.

         The benefits of digital radio channels can only be achieved if subscribers purchase cellular telephones that are capable of transmitting and receiving digital signals. Currently, such telephones are more costly than analog telephones. The widespread use of digital cellular telephones is likely to occur only over a substantial period of time and there can be no assurance that this technology will replace analog cellular telephones. In addition, since most of the Company's existing subscribers currently have cellular telephones that exclusively utilize analog technology, it will be necessary to continue to support, and if necessary increase, the number of analog radio channels within the network for many years.

  ACQUISITIONS

         The Company also continues to evaluate expansion through acquisitions of both (i) other cellular properties located in Florida, Georgia, Alabama and South Carolina that will further enhance its network and (ii) minority interests in its existing cellular properties. On October 31, 1994, the Company acquired the cellular telephone systems of the Georgia Partnerships for an aggregate purchase price of $91.7 million. On December 1, 1995, the Company acquired the GTE Companies for an aggregate purchase price of $158.4 million. On June 20, 1996, the Company acquired the cellular telephone system of USCOC (Georgia-1 RSA) for an aggregate purchase price of $31.6 million. On July 5, 1996, the Company acquired the cellular telephone system of Horizon (Georgia-6
RSA) for an aggregate purchase price of $36.0 million On February 1, 1997, a majority-owned subsidiary of the Company acquired the cellular telephone system serving Georgia-13 RSA from Mobile Communications Systems L.P. for an aggregate purchase price of $30.0 million, subject to certain adjustments. In 1994 through 1996, the Company acquired minority interests in six, six and five MSAs, respectively. See "-- Background" and "-- Recent Developments." In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, geographic proximity to existing service areas, traffic patterns, cell site coverage and required capital expenditures.

COMPETITION

         The cellular telephone service industry in the United States is highly competitive. Cellular telephone systems compete principally on the basis of services and enhancements offered, the technical quality of the cellular system, customer service, coverage capacity and price. Currently, the Company's primary competition in each of its service areas is the other cellular licensee -- the wireline carrier. The table below lists the wireline competitor in each of the Company's existing service areas:

                                                               Wireline
Market                                                       Competitor
------                                                       ----------

Georgia/Alabama
  Albany, GA  . . . . . . . . . . . . . . . . . . . . .  ALLTEL
  Augusta, GA   . . . . . . . . . . . . . . . . . . . .  ALLTEL
  Columbus, GA  . . . . . . . . . . . . . . . . . . . .  Public Service Cellular
  Macon, GA   . . . . . . . . . . . . . . . . . . . . .  BellSouth
  Savannah, GA  . . . . . . . . . . . . . . . . . . . .  ALLTEL
  Georgia-1 RSA   . . . . . . . . . . . . . . . . . . .  BellSouth
  Georgia-6 RSA   . . . . . . . . . . . . . . . . . . .  BellSouth and Intercel(1)
  Georgia-7 RSA   . . . . . . . . . . . . . . . . . . .  Cellular Plus and BellSouth(1)
  Georgia-8 RSA   . . . . . . . . . . . . . . . . . . .  ALLTEL
  Georgia-9 RSA   . . . . . . . . . . . . . . . . . . .  ALLTEL and Public Service Cellular(1)
  Georgia-10 RSA  . . . . . . . . . . . . . . . . . . .  Cellular Plus and ALLTEL (1)
  Georgia-12 RSA  . . . . . . . . . . . . . . . . . . .  ALLTEL
  Georgia-13 RSA  . . . . . . . . . . . . . . . . . . .  ALLTEL
  Dothan, AL  . . . . . . . . . . . . . . . . . . . . .  BellSouth
  Montgomery, AL  . . . . . . . . . . . . . . . . . . .  ALLTEL
  Alabama-8 RSA . . . . . . . . . . . . . . . . . . . .  ALLTEL and Intercel (1)
Fort Myers, FL  . . . . . . . . . . . . . . . . . . . .  GTE Mobilnet
Panama City, FL . . . . . . . . . . . . . . . . . . . .  360 degree Communications Company (formerly
                                                                   Sprint Cellular)
-----------

(1) The wireline service area has been subdivided into two service areas by the purchasers of the authorization for the RSA.

         The Company also faces competition from broadband personal communications services ("PCS"). PCS is a digital, wireless communications system supported by high-density call transmitters. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS subscribers communicate using digital radio handsets.

         The Federal Communications Commission ("FCC") allocated 120 MHz of spectrum for licensed broadband PCS. The allocations for licensed PCS services are split into six blocks of frequencies - blocks "A" and "B" being two 30 MHz allocations for each of the 51 Major Trading Areas ("MTAs") throughout the United States; block "C" being one 30 MHz allocation in each of 493 Basic Trading Areas ("BTAs") in the United States; and blocks "D", "E" and "F" being three 10 MHz allocations in each of the BTAs. The FCC has concluded the auction of all broadband PCS frequency blocks. The table below lists the PCS winning bidders in each of the Company's existing service areas:

                          Overview of PCS Competition

Market         A Block   B Block       C Block                           D Block            E Block              F Block
--------------------------------------------------------------------------------------------------------------------------------
Albany, GA     AT&T      Powertel      Enterprise Communications         Sprint Spectrum    Bell South           Omnipoint

Augusta, GA    AT&T      Powertel      Savannah Independent              BellSouth          Sprint Spectrum      Omnipoint

Columbus,      AT&T      Powertel      R&S Communications                BellSouth          Sprint               Public
GA                                                                                          Spectrum             Services

Macon, GA      AT&T      Powertel      Georgia Independent               Sprint Spectrum    ALLTEL               Omnipoint

Savannah,      AT&T      Powertel      Southern Wireless                 Sprint Spectrum    BellSouth            Omnipoint
GA

Dothan, AL     Sprint    Powertel      Enterprise Communications         Sprint Spectrum    ALLTEL               Troup EMC
               Spectrum

Montgomery,    Sprint    Powertel      Central Alabama                   ALLTEL             BellSouth            Mercury
AL             Spectrum

Georgia-1      AT&T      Powertel      Southeast Wireless/GWI            Sprint             ALLTEL               Troup, BTA
RSA

Georgia-6      AT&T      Powertel      GWI/R&S Comm/Georgia              Sprint,            ALLTEL,              Nextwave,
RSA                                    Independent                       BellSouth          Sprint               Public Service,
                                                                                                                 Omnipoint

Georgia-7      AT&T      Powertel      Georgia Independent               Sprint             ALLTEL               Omnipoint
RSA

Georgia-8      AT&T      Powertel      GA-Independent/Southern           BellSouth, Sprint  ALLTEL, Sprint       Omnipoint
RSA                                     Wireless/Savannah Independent    BellSouth

Georgia-9      AT&T      Powertel      GA-Independent/R&S                BellSouth,         BellSouth,           Public Service,
RSA                                    Comm/Enterprise Comm              Sprint             Sprint, ALLTEL       Omnipoint

Georgia-10     AT&T/     Powertel/     Enterprise Comm/Savannah          Sprint             ALLTEL,              Omnipoint,
RSA            Powertel  PrimeCo       Independent/Southern                                 BellSouth            Mercury
                                       Wireless/GA-Independent

Georgia-12     AT&T/     Powertel      Nextwave/Kmtel/                   Sprint,            BellSouth,           Omnipoint,
RSA            Powertel  PrimeCo       Southern Wireless                 BellSouth          ALLTEL,              Southern,
                                                                                            Sprint               Mercury

Georgia-13     AT&T/     Powertel      Southeast Wireless/               Sprint             BellSouth            Mercury,
RSA            Powertel  PrimeCo       Enterprise Communications                                                 Omnipoint

Alabama-8      Sprint    Powertel      Central Alabama/R&S               Sprint,            ALLTEL,              Mercury,
RSA            Spectrum                Comm/Enterprise Comm              ALLTEL             BellSouth,           Public Service
                                                                         BellSouth          Sprint               Troup

Fort Myers,    Sprint    PrimeCo.      GWI                               BellSouth          BellSouth            Wireless One
FL             Spectrum

Panama City,   Powertel  PrimeCo.      Southeast Wireless                BellSouth          Sprint Spectrum      Mercury
FL

         The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, SMR and enhanced
specialized mobile radio ("ESMR") systems and paging services.   ESMR is a
"cellular-like" communications service supplied by converting analog SMR services into an integrated, digital transmission system providing for call hand-off, frequency reuse and wide call delivery networks.

         In addition, the FCC has licensed operators to provide mobile satellite service in which transmissions from mobile units to satellites would augment or replace transmissions to land-based stations. Although such a system is designed primarily to serve remote areas and is subject to transmission delays inherent in satellite communications, a mobile satellite system could augment or replace communications with segments of land-based cellular systems. Based on current technologies, however, satellite transmission services are not expected to be competitively priced with cellular telephone services.

SERVICE MARKS

         CELLULAR ONE is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULAR ONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group (the "Licensor"). In 1996, the Company paid $246,000 in licensing and advertising fees under these agreements. Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require the Company to provide cellular telephone service to its customers, and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the Licensor. The Company's customer satisfaction ratings have consistently far exceeded this required minimum. The licensing agreements which the Company has entered into are for original five-year terms expiring on various dates up to July 1998. These agreements may be renewed at the Company's option for three additional five-year terms.

REGULATION

         As a provider of cellular telephone services, the Company is subject to extensive regulation by the federal government.

         The licensing, construction, operation, acquisition and transfer of cellular telephone systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated rules governing the construction and operation of cellular telephone systems and licensing and technical standards for the provision of cellular telephone service ("FCC Rules"). For cellular licensing purposes, the United States is divided into MSAs and RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal blocks designated as Block A and Block B. Block A licenses were initially reserved for non-wireline companies, such as the Company, while Block B licenses were initially reserved for entities affiliated with a local wireline telephone company. Under current FCC Rules, a Block A or Block B license may be transferred with FCC approval without restriction as to wireline affiliation, but generally, no entity may own any substantial interest in both systems in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.

         Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 1997 (four); 1998 (three); 2001 (five); 2002 (three) and 2006 (two). The Georgia-13 RSA license expires in the year 2000. The FCC has issued a decision confirming that current licensees will be granted a renewal expectancy if they have complied with their obligations under the Communications Act during their license terms and provided substantial public service. A potential challenger will bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits a renewal expectancy. The Company believes that the licenses controlled by the Company will be renewed in a timely manner upon application.

         Under FCC rules, each cellular licensee was given the exclusive right to construct one of two cellular telephone systems within the licensee's MSA or RSA during the initial five-year period of its authorization. At the end of such five-year period, other persons are permitted to apply to serve areas within the licensed market that are not served by the licensee. Current FCC Rules provide that competing "unserved area" applications are to be resolved through the auction process. The Company has no unserved areas in any of its cellular telephone systems that have been licensed for more than five years; however, the Company does have unserved areas in several of its cellular service areas that have been licensed for less than five years. Although the Company intends to satisfy the five year service requirement for each of these unserved cellular service areas, there can be no assurance that it will be successful in doing so.

         The Company also regularly applies for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. The Communications Act requires prior FCC approval for acquisitions by the Company of other cellular telephone systems licensed by the FCC and transfers by the Company of a controlling interest in any of its licenses or construction permits, or any rights thereunder. Although there can be no assurance that any future requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based upon its experience to date, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

         The Communications Act prohibits the holding of a common carrier license (such as the Company's cellular licenses) by a corporation of which more than 20% of the capital stock is owned directly or beneficially by aliens. Where a corporation such as the Company controls another entity that holds an FCC license, such corporation may not have more than 25% of its capital stock owned directly or beneficially by aliens, in each case, if the FCC finds that the public interest would be served by such prohibitions. Failure to comply with these requirements may result in the FCC issuing an order to the Company requiring divestiture of alien ownership to bring the Company into compliance with the Communications Act. In addition, fines or a denial of renewal, or revocation of the license are possible. The Company's Restated Certificate of Incorporation permits the redemption of the Company's common stock from stockholders where necessary to protect the Company's regulatory licenses.

         From time to time, legislation which could potentially affect the Company, either beneficially or adversely, may be proposed by federal and state legislators. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecom Act") was signed into law, revising the Communications Act to eliminate unnecessary regulation and to increase competition among providers of communications services. The Company cannot predict the future impact of this or other legislation on its operations.

         The major provisions of the Telecom Act potentially affecting the Company are as follows:

         Interconnection. The Telecom Act requires state public utilities commissions and/or the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers ("LEC") for interconnection services.

         On August 8, 1996, the FCC released its First Report and Order in the matter of Implementation of the Local Competition Provisions in the Telecommunications Act of 1996 ("FCC Order") establishing the rules for the costing and provisioning of interconnection services and the offering of unbundled network elements by incumbent local exchange carriers. The FCC
Order
established procedures for the Company's renegotiation of interconnection agreements with the incumbent local exchange carrier in each of the Company's markets. The Company is currently negotiating with the incumbent local exchange carriers and believes that these negotiations will result in a substantial decrease in interconnection expenses incurred by the Company.

        Facilities siting for personal wireless services. The siting and construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulation. Such regulation may require zoning, environmental and building permit approvals or other state or local certification. The Telecom Act provides that state and local authority over the placement, construction and modification of personal wireless services (including cellular and other commercial mobile radio services and unlicensed wireless services) shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. In addition, local authorities must act on requests made for siting in a reasonable period of time and any decision to deny must be in writing and supported by substantial evidence. Appeals of zoning decisions that fail to comply with the provisions of the Telecom Act can be made on an expedited basis to a court of competent jurisdiction, which can be either federal district or state court. The Company anticipates that, as a result the Telecom Act, it will more readily receive local zoning approval for proposed cellular base stations. In addition, the Telecom Act codified the Presidential memorandum on the use of federal lands for siting wireless facilities by requiring the President or his designee to establish procedures whereby federal agencies will make available their properties, rights of ways and other easements at a fair and reasonable price for service dependent upon federal spectrum.

         Environmental effect of radio frequency emissions. The Telecom Act provides that state and local authorities cannot regulate personal wireless facilities based on the environmental effects of radio frequency emissions if those facilities comply with the federal standard.

EMPLOYEES

         At December 31, 1996 the Company had 627 full-time employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

EXECUTIVE OFFICERS

         The following is a biographical summary of the experience of the executive officers of the Company.

         WILLIAM J. RYAN, Director, President and Chief Executive Officer. Mr. Ryan served as Chief Executive Officer and President of PCI, the managing general partner of the Partnership, from 1984 until July 1995. Mr. Ryan was Chief Operating Officer and President of PCI from 1982 to 1984. Mr. Ryan continues to serve as a director of PCI. Mr. Ryan has over 40 years of communications and telecommunications experience. He joined PCI in 1970 following that company's acquisition of certain radio and cable properties which Mr. Ryan had partially owned and operated since 1955. In his capacity as Chief Executive Officer, Mr. Ryan has successfully led the Company through 18 acquisitions of cellular telephone systems. Mr. Ryan is a director of the Cellular Telecommunications Industry Association, the founding chairman of Cable Television Advertising Bureau, Inc. and a former president of the Florida Cable Association, the Florida Broadcasters Association and the Southern Cable Association.

         ROBERT G. ENGELHARDT, Director, Executive Vice President and Secretary. Mr. Engelhardt served as Executive Vice President and Secretary of PCI, the managing general partner of the Partnership, from 1982 until July 1995. Mr. Engelhardt continues to serve as a director of PCI.

Mr. Engelhardt has over 40 years of communications and telecommunications experience. After joining PCI in 1972 as Chief Engineer of WHO Broadcasting Company in Des Moines, Iowa, Mr. Engelhardt was made Technical Director of PCI in 1976 and was promoted to Vice President-Technical Director in 1979. Mr. Engelhardt initiated PCI's entry into the cellular business in 1987. Mr. Engelhardt's broadcasting career began in 1954 with the construction and operation of KWWL-TV in Waterloo, Iowa. From 1955 to 1967, he served in a variety of engineering roles for KVTV Channel 9 in Sioux City, Iowa. From 1967 to 1972, Mr. Engelhardt served as Technical Director/Assistant Manager of KMEG-TV in Sioux City.

         M. WAYNE WISEHART, Vice President, Treasurer and Chief Financial Officer. Mr. Wisehart served as Chief Financial Officer of PCI, the managing general partner of the Partnership, from 1982 until July 1995. He was promoted to Treasurer of PCI in 1983 and to Vice President in 1987. Mr. Wisehart continues to serve as a director of PCI. Mr. Wisehart has over 15 years of communications and telecommunications experience. In his capacity as Chief Financial Officer of PCI, he was instrumental in the financial management and direction of the Company. Prior to joining PCI, Mr. Wisehart served as Treasurer of the Des Moines Register & Tribune Company of Des Moines, Iowa, for approximately five years. He began his career in 1972 with Peat, Marwick, Mitchell & Co. in St. Louis, Missouri, where he became a Certified Public Accountant. Mr. Wisehart then served as a tax specialist for three years with General Dynamics Corporation in St. Louis, Missouri.

         LEON J. HENSEN, Senior Vice President-General Manager. Mr. Hensen served as General Manager of PCI, the managing general partner of the Partnership, from 1987 until July 1995. Mr. Hensen has over 25 years of communications and telecommunications experience. In 1984, he joined American Cellular Telephone Company ("ACTC") in Fort Myers, Florida as Vice President of Engineering and Operations. After the sale of ACTC to BellSouth in 1986, Mr. Hensen provided consulting services to BellSouth and McCaw Cellular Communications. From 1973 to 1984, Mr. Hensen served as Vice President of Engineering and Operations of Rogers Radio Communications Services Inc., in Chicago, Illinois. From 1970 to 1973, he was employed by Motorola, Inc. in the Area Systems Engineering Group.

         K. PATRICK MEEHAN, Vice President-General Counsel and Assistant Secretary. Mr. Meehan served as General Counsel and Assistant Secretary of PCI, the managing general partner of the Partnership, from 1991 until July 1995. As an attorney with the law firm of Leibowitz & Spencer in Miami, Florida, from 1985 to May 1991, Mr. Meehan represented clients before the FCC and handled corporate transactions involving broadcast, paging and cellular telephone companies. He is a 1985 graduate of the Columbus School of Law and The Institute for Communications Law Studies at The Catholic University of America in Washington, D.C. Mr. Meehan is a member of the Florida Bar, the District of Columbia Bar and the American Bar Association.


ITEM 2.   PROPERTIES

         For each market served by the Company's operations, the Company maintains at least one sales or administrative office and operates a number of cell transmitter and antenna sites. As of December 31, 1996, the Company had 32 leases for retail stores used in conjunction with its operations and 3 leases for administrative offices. The Company also had 135 leases to accommodate cell transmitters and antennas as of December 31, 1996.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ Stock Market. The following table sets forth information regarding the Company's high and low sales prices for each calendar quarter in 1995 and 1996.

                                                     1995                                  1996
                                         -----------------------------        ------------------------------
                                            High                Low               High               Low
                                            ----                ---               ----               ---
              First Quarter(1)             $15.88             $14.25             $22.50            $16.25
              Second Quarter                18.88              14.25              22.81             18.75
              Third Quarter                 24.50              16.50              20.38             16.00
              Fourth Quarter                24.25              19.75              18.00             10.25

---------------

(1)  The Company began trading on the NASDAQ Stock Market on March 15, 1995.

         The Company's long term revolving Credit Facility limits the payments of cash dividends on common stock. The Company has not paid any cash dividends on its common stock since its inception. As of March 27, 1997, there were approximately 92 record holders of Class A Common Stock and one record holder of Class B Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

         Selected financial data for the five years ended December 31, 1996, included in the section titled "Five-Year Condensed Financial Data" on page 12 of the 1996 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations included in the section so titled on pages 13 through 27 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 1995 and 1996, Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996, Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996, and Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996, and Notes to Consolidated Financial Statements, together with the report thereon of KPMG Peat Marwick LLP dated January 30, 1997, except for

Note 10 which is as of February 1, 1997, are incorporated herein by reference from pages 29 through 49 of the 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information set forth under the caption "Election of Directors" appearing in the Company's Proxy Statement dated March 19, 1997 for the Annual Meeting of Shareholders to be held on April 22, 1997 (the "1997 Proxy Statement"), which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers."

Item 11.  Executive Compensation

         Reference is made to the information set forth under the caption "Election of Directors -- Executive Compensation" appearing in the 1997 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Reference is made to the information set forth under the caption "Beneficial Ownership of Common Stock" appearing in the 1997 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Reference is made to the information set forth under the caption "Election of Directors --Certain Relationships and Related Transactions" appearing in the 1997 Proxy Statement, which information is incorporated herein by reference.
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1)The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.

         Report of Independent Auditors.


         Consolidated Balance Sheets as of December 31, 1995 and 1996.

         Consolidated Statements of Operations - Years Ended December 31, 1994, 1995, and 1996.

         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1994, 1995 and 1996.

         Consolidated Statements of Cash Flows - Years Ended December 31, 1994, 1995 and 1996.

         Notes to Consolidated Financial Statements.

         (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

         (a)(3) The following exhibits are either provided with this Report or are incorporated herein by reference:

 3.1        --       Restated Certificate of Incorporation of the Company*

 3.2        --       Bylaws of the Company*

 4.1        --       A copy of the specimen certificate for shares of the
                     Company's Class A Common Stock*

 4.2        --       Registration Rights Agreement, dated March 21, 1995*

10.1        --       Tower Lease Agreement between FMT, Ltd., a subsidiary of
                     the Company and PCI*

10.2        --       Computer Services Agreement dated March 21, 1995 between
                     the Company and PCI**

10.3        --       Tax Consulting Agreement dated January 1, 1995 between the
                     Company and PCI*

10.4        --       Transitional Management and Administrative Services
                     Agreement dated March 21, 1995 between the Company and
                     PCI**

10.5        --       PCI Non-Competition Agreement dated March 21, 1995 between the Company and PCI**

10.6        --       Employment Agreement dated March 21, 1995 between the
                     Company and Mr. Ryan**

10.7        --       Employment Agreement dated March 21, 1995 between the
                     Company and Mr. Engelhardt**

10.8        --       Employment Agreement dated March 21, 1995 between the
                     Company and Mr. Wisehart**

10.9        --       Employment Agreement dated March 21, 1995 between the
                     Company and Mr. Hensen**

10.10       --       Employment Agreement dated March 21, 1995 between the
                     Company and Mr. Meehan**

10.11       --       Palmer Wireless, Inc. 1995 Stock Option Plan dated
                     February 10, 1995**

10.12       --       Palmer Wireless, Inc. 1995 Directors Stock Option Plan
                     dated February 10, 1995**

10.13       --       Palmer Wireless, Inc. Employee Stock Purchase Plan dated
                     October 27, 1995***

10.14       --       Palmer Wireless, Inc. Director Stock Purchase Plan dated
                     October 27, 1995***

10.15       --       Service Mark Licensing Agreements between the Company and
                     Cellular One Group*

10.16       --       Services Agreement between the Company and the North
                     American Cellular Network*

10.17       --       Purchase Agreement between the Company and Northern
                     Telecom, Inc.*

10.18       --       Agreement between the Company and Motorola, Inc.*

10.19       --       Management Agreement between the Company and PCI*

10.20       --       Services Agreement between the Company and MCI
                     Telecommunications Corporation*

10.21       --       Acquisition Agreement dated as of May 26, 1994 by and
                     among Southeast Georgia Cellular Limited Partnership,
                     Georgia 12 Cellular Limited Partnership, Georgia 12
                     Cellular Limited Partnership, Palmer Cellular Partnership and BJV, L.P.*

10.22       --       Paying Agent Agreement dated as of October 28, 1994 by and among NationsBank of North Carolina, N.A., SC Georgia
                     Holdings Limited Partnership, FGI Cellular Management,
                     Inc., Sterling Cellular Holdings Limited Partnership,
                     Palmer Cellular Partnership and BJV, L.P.*

10.23       --       Termination Agreement dated November 15, 1994 by Palmer
                     Cellular Partnership*

10.24       --       Cellular Supply Agreement dated October 21, 1994 by and
                     between Palmer Cellular Partnership and Northern Telecom
                     Inc.*

10.25       --       Software License and Maintenance Agreement dated May 27,
                     1994 by and between Coral Systems, Inc. and Palmer
                     Cellular  Partnership*

10.26       --       Stock Purchase Agreement dated August 24, 1995 by and
                     between Palmer Wireless Holdings, Inc. and GTE Mobile
                     Communications Incorporated****

10.27       --       Third Amended and Restated Loan Agreement dated as of
                     December 1, 1995 by and among Palmer Wireless, Inc., PNC
                     Bank, N.A., The Toronto-Dominion Bank, NationsBank of
                     Texas, N.A., Corestates Bank, N.A., First National Bank of
                     Maryland, NatWest Bank, N.A., The First National Bank of
                     Boston, CIBC Inc., First Union National Bank of North
                     Carolina, Royal Bank of Canada, Shawmut Bank Connecticut,
                     N.A., Union Bank, Bank of Hawaii, Banque Nationale de
                     Paris, and Toronto Dominion (Texas), Inc., Merita Bank
                     Ltd., Bank of Montreal (Chicago Branch), Compagnie
                     Financiere DE CIC Et DE L'Union Europeene, First Hawaiian
                     Bank, Pearl Street L.P., Societe Generale, The Bank of
                     California, N.A.*****

10.28       --       Asset Acquisition Agreement by and among Horizon Cellular
                     Telephone Company of Spalding, L.P., Columbus Cellular
                     Telephone Company, and Macon Cellular Telephone Systems
                     Limited Partnership, dated March 22, 1996 ******

10.29       --       Sale and Purchase Agreement by and among United States
                     Cellular Corporation, USCOC of Georgia RSA #1, Inc., and
                     Palmer Wireless Holdings, Inc., dated April 23, 1996
                     *******

10.30       --       Sale and Purchase Agreement by and between Mobile
                     Communications Systems, L.P. and Palmer Wireless Holdings,
                     Inc., dated August 22, 1996 ********

10.31       --       First Amendment to Third Amended and Restated Loan
                     Agreement dated as of May 31, 1996 by and among Palmer
                     Wireless, Inc., PNC Bank, National Association, The
                     Toronto-Dominion Bank, NationsBank of Texas, N.A.,
                     Corestates Bank, N.A., Fleet Bank, N.A. (formerly known as
                     NatWest Bank N.A.), First National Bank of Maryland, The
                     First National Bank of Boston, CIBC Inc., First Union
                     National Bank of North Carolina, Royal Bank of Canada,
                     Fleet National Bank (formerly known as Shawmut Bank
                     Connecticut, N.A.), Banque Nationale De Paris, Union Bank,
                     Bank of Hawaii, Merita Bank Ltd, Bank of Montreal, Chicago
                     Branch, Compagnie Financiere DE CIC Et DE L'Union
                     Europeenne, First Hawaiian Bank, Societe Generale, The
                     Bank of California, N.A., Society National Bank and Credit
                     Lyonnais Cayman Island Branch.

10.32       --       Second Amendment to Third Amended and Restated Loan
                     Agreement dated as of August 12, 1996 by and among Palmer
                     Wireless, Inc., PNC Bank, National Association, The
                     Toronto-Dominion Bank, NationsBank of Texas, N.A.,
                     Corestates Bank, N.A., Fleet Bank, N.A., First National
                     Bank of Maryland, The First National Bank of Boston, CIBC
                     Inc., First Union National Bank of North Carolina, Royal
                     Bank of Canada, Fleet National Bank, Banque Nationale de
                     Paris, Union Bank of California, N.A. (formerly known as
                     Union Bank and The Bank of California, N.A.), Bank of
                     Hawaii, Merita Bank Ltd, Bank of Montreal, Chicago Branch,
                     Compagnie Financiere DE CIC Et DE L'Union Europeenne,
                     First Hawaiian Bank, Societe Generale, KeyBank National
                     Association (formerly known as Society National Bank) and
                     Credit Lyonnais Cayman Island Branch.

11          --       Computation of Earnings per Share.

13          --       1996 Annual Report to Shareholders of Palmer Wireless,
                     Inc.  Such report is furnished for the information of the
                     Commission only and, except for those portions thereof
                     which are expressly incorporated by reference in the
                     Annual Report on Form 10-K, is not deemed to be filed as
                     part of this Report.
21          --       Subsidiaries of the Company*********

23          --       Consent of KPMG Peat Marwick LLP

27          --       Financial Data Schedule


------------

              * Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 33-75218).

             ** Incorporated by reference to the Exhibits to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-255-88) which was filed with the Commission on May 12, 1995.

            *** Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 33-99170) which was filed with the Commission on November 9, 1995.

           **** Incorporated by reference to Exhibit No. 2 to the Company's Current Report on Form 8-K which was filed with the Commission on August 30, 1995.

          ***** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Commission on December 14, 1995.

         ****** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Commission on April 9, 1996.

        ******* Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Commission on May 1, 1996.

       ******** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Commission on September 3, 1996.

      *********    Incorporated by reference to the Exhibits to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   333-00122).

---------------

         (b) (1) The Registrant filed a Current Report on Form 8-K on February 12, 1996 which included financial statements for Georgia Metronet, Inc. and Augusta Metronet, Inc., which were acquired on December 1, 1995 by Palmer Wireless Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of the Registrant.

                 (2) The Registrant filed a Current Report on Form 8-K on April 9, 1996 to report that two of its subsidiaries, Columbus Cellular Telephone Company and Macon Cellular Telephone Systems Limited Partnership, had signed a definitive agreement with Horizon Cellular Telephone Company of Spalding, L.P. for the purchase of the cellular telephone system serving the Georgia-6 Rural Service Area (Market No. 376(a)) for a total purchase price of $35 million, subject to certain adjustments.

                 (3) The Registrant filed a Current Report on Form 8-K on May 1, 1996 to report that Holdings had signed a definitive agreement with United States Cellular Corporation and USCOC of Georgia RSA#1, Inc., pursuant to which Holdings agreed to purchase the cellular telephone system serving the Georgia-1 Rural Service Area (Market No. 371(A)) for a total cash purchase price of $31.5 million, subject to certain adjustments.

                 (4) The Registrant filed a Current Report on Form 8-K on September 3, 1996 to report that Holdings had signed a definitive agreement with Mobile Communications Systems, L.P., pursuant to which Holdings agreed to purchase the cellular telephone system serving the Georgia-13 Rural Service Area (Market No. 383) for a total cash purchase price of $36.5 million, subject to certain downward adjustments of up to $1 million.

         (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

         (d)     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st day of March, 1997.

                                        PALMER WIRELESS, INC.


                                            /s/ WILLIAM J. RYAN

                                            William J. Ryan
                                            Director, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures                                                 Title                              Date

/s/  William J. Ryan
-------------------------------------
    William J. Ryan                              Director, President and               March 31, 1997
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


/s/  M. Wayne Wisehart
-------------------------------------
    M. Wayne Wisehart                            Vice President, Treasurer             March 31, 1997
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer and
                                                 Principal Accounting Officer)

/s/  Robert G. Engelhardt
-------------------------------------
    Robert G. Engelhardt                         Director, Executive Vice              March 31, 1997
                                                 President and Secretary


/s/  Thomas D. McCloskey, Jr.
-------------------------------------
    Thomas D. McCloskey, Jr.                     Director                              March 31, 1997


/s/  Kermit S. Sutton
-------------------------------------
    Kermit S. Sutton                             Director                              March 31, 1997

/s/  Vickie A. Palmer
-----------------------------------
    Vickie A. Palmer                             Director                              March 31, 1997



/s/  James S. Cownie
-----------------------------------
    James S. Cownie                              Director                              March 31, 1997



/s/  Clark R. Mandigo
-----------------------------------
    Clark R. Mandigo                             Director                              March 31, 1997

                                 EXHIBIT INDEX


                                                                                         Sequentially
Exhibit                                                                                    Numbered
Number                       Description                                                     Page
------                       -----------                                                --------------
 3.1       --    Restated Certificate of Incorporation of the Company*

 3.2       --    Bylaws of the Company*

 4.1       --    A copy of the specimen certificate for shares of the Company's
                 Class A Common Stock*

 4.2       --    Registration Rights Agreement, dated March 21, 1995*

10.1       --    Tower Lease Agreement between FMT, Ltd., a subsidiary of the
                 Company and PCI*

10.2       --    Computer Services Agreement dated March 21, 1995 between the
                 Company and PCI**

10.3       --    Tax Consulting Agreement dated January 1, 1995 between the
                 Company and PCI*

10.4       --    Transitional Management and Administrative Services Agreement
                 dated March 21, 1995 between the Company and PCI**

10.5       --    PCI Non-Competition Agreement dated March 21, 1995 between the
                 Company and PCI**

10.6       --    Employment Agreement dated March 21, 1995 between the Company and Mr. Ryan**

10.7       --    Employment Agreement dated March 21, 1995 between the Company and Mr. Engelhardt**

10.8       --    Employment Agreement dated March 21, 1995 between the Company and Mr. Wisehart**

10.9       --    Employment Agreement dated March 21, 1995 between the Company and Mr. Hensen**

10.10      --    Employment Agreement dated March 21, 1995 between the Company and Mr. Meehan**

10.11      --    Palmer Wireless, Inc. 1995 Stock Option Plan dated February
                 10, 1995**

10.12      --    Palmer Wireless, Inc. 1995 Directors Stock Option Plan dated
                 February 10, 1995**

10.13      --    Palmer Wireless, Inc. Employee Stock Purchase Plan dated
                 October 27, 1995***

10.14      --    Palmer Wireless, Inc. Director Stock Purchase Plan dated
                 October 27, 1995***

10.15      --    Service Mark Licensing Agreements between the Company and
                 Cellular One Group*

10.16      --    Services Agreement between the Company and the North American
                 Cellular Network*

10.17      --    Purchase Agreement between the Company and Northern Telecom,
                 Inc.*

10.18      --    Agreement between the Company and Motorola, Inc.*


10.19      --    Management Agreement between the Company and PCI*

10.20      --    Services Agreement between the Company and MCI
                 Telecommunications Corporation*

10.21      --    Acquisition Agreement dated as of May 26, 1994 by and among
                 Southeast Georgia Cellular Limited Partnership, Georgia 12
                 Cellular Limited Partnership, Georgia 12 Cellular Limited
                 Partnership, Palmer Cellular Partnership and BJV, L.P.*

10.22      --    Paying Agent Agreement dated as of October 28, 1994 by and among NationsBank of North Carolina, N.A., SC Georgia Holdings
                 Limited Partnership, FGI Cellular Management, Inc., Sterling
                 Cellular Holdings Limited Partnership, Palmer Cellular
                 Partnership and BJV, L.P.*

10.23      --    Termination Agreement dated November 15, 1994 by Palmer
                 Cellular Partnership*

10.24      --    Cellular Supply Agreement dated October 21, 1994 by and
                 between Palmer Cellular Partnership and Northern Telecom Inc.*

10.25      --    Software License and Maintenance Agreement dated May 27, 1994 by and between Coral Systems, Inc.  and Palmer Cellular
                 Partnership*

10.26      --    Stock Purchase Agreement dated August 24, 1995 by and between
                 Palmer Wireless Holdings, Inc. and GTE Mobile Communications
                 Incorporated****

10.27      --    Third Amended and Restated Loan Agreement dated as of December
                 1, 1995 by and among Palmer Wireless, Inc., PNC Bank, N.A.,
                 The Toronto-Dominion Bank, NationsBank of Texas, N.A.,
                 Corestates Bank, N.A., First National Bank of Maryland,
                 NatWest Bank, N.A., The First National Bank of Boston, CIBC
                 Inc., First Union National Bank of North Carolina, Royal Bank of Canada, Shawmut Bank Connecticut, N.A., Union Bank, Bank of
                 Hawaii, Banque Nationale de Paris, and Toronto Dominion
                 (Texas), Inc., Merita Bank Ltd., Bank of Montreal (Chicago
                 Branch), Compagnie Financiere DE CIC Et DE L'Union Europeene,
                 First Hawaiian Bank, Pearl Street L.P., Societe Generale, The
                 Bank of California, N.A.*****

10.28 Asset Acquisition Agreement by and among Horizon Cellular Telephone Company of Spalding, L.P., Columbus Cellular Telephone Company, and Macon Cellular Telephone Systems Limited Partnership, dated March 22, 1996 ******

10.29 Sale and Purchase Agreement by and among United States Cellular Corporation, USCOC of Georgia RSA #1, Inc., and Palmer Wireless Holdings, Inc., dated April 23, 1996 *******

10.30 Sale and Purchase Agreement by and between Mobile Communications Systems, L.P. and Palmer Wireless Holdings, Inc., dated August 22, 1996 ********

10.31      --    First Amendment to Third Amended and Restated Loan Agreement
                 dated as of May 31, 1996 by and among Palmer Wireless, Inc., PNC Bank, National Association, The Toronto-Dominion Bank,
                 NationsBank of Texas, N.A., Corestates Bank, N.A., Fleet Bank,
                 N.A. (formerly known as NatWest Bank N.A.), First National
                 Bank of Maryland, The First National Bank of Boston, CIBC
                 Inc., First Union National Bank of North Carolina, Royal Bank of Canada,

                 Fleet National Bank (formerly known as Shawmut Bank Connecticut, N.A.), Banque Nationale De Paris, Union Bank, Bank of Hawaii, Merita Bank Ltd, Bank of Montreal, Chicago Branch, Compagnie Financiere DE CIC Et DE L'Union Europeenne, First Hawaiian Bank, Societe Generale, The Bank of California, N.A., Society National Bank and Credit Lyonnais Cayman Island Branch.

10.32      --    Second Amendment to Third Amended and Restated Loan Agreement
                 dated as of August 12, 1996 by and among Palmer Wireless, Inc., PNC Bank, National Association, The Toronto-Dominion
                 Bank, NationsBank of Texas, N.A., Corestates Bank, N.A., Fleet
                 Bank, N.A., First National Bank of Maryland, The First
                 National Bank of Boston, CIBC Inc., First Union National Bank of North Carolina, Royal Bank of Canada, Fleet National Bank,
                 Banque Nationale de Paris, Union Bank of California, N.A.
                 (formerly known as Union Bank and The Bank of California,
                 N.A.), Bank of Hawaii, Merita Bank Ltd, Bank of Montreal,
                 Chicago Branch, Compagnie Financiere DE CIC Et DE L'Union
                 Europeenne, First Hawaiian Bank, Societe Generale, KeyBank
                 National Association (formerly known as Society National Bank) and Credit Lyonnais Cayman Island Branch.

11         --    Computation of Earnings per Share

13               1996 Annual Report to Shareholders of Palmer Wireless, Inc.
                 Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in the Annual Report on Form 10-K, is not deemed to be filed as part of this Report.

21         --    Subsidiaries of the Company*********

23         --    Consent of KPMG Peat Marwick LLP

27         --    Financial Data Schedule

---------------
         * Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 33-75218).

        ** Incorporated by reference to the Exhibits to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-255-88) which was filed with the Commission on May 12, 1995.

       *** Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 33-99170) which was filed with the Commission on November 9, 1995.

      **** Incorporated by reference to Exhibit No. 2 to the Company's Current Report on Form 8-K which was filed with the Commission on August 30, 1995.

     ***** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Commission on December 14, 1995.

    ****** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Commission on April 9, 1996.

  ******* Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Commission on May 1, 1996.

 ******** Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K which was filed with the Commission on September 3, 1996.

*********   Incorporated by reference to the Exhibits to the Company's
            Registration Statement on Form S-1 (Registration No.  333-00122).