Form 10-Q
period 1997-03-31
PALMER WIRELESS INC
filed 1997-05-15
CIK 919044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -----------------

                                   FORM 10-Q

                              -----------------


     ( X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

     (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to

                              --------------------

                         Commission file number 0-25588

                              --------------------

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

The number of shares outstanding of the issuer's common stock as of May 15, 1997 was 27,813,259.


================================================================================

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                                     INDEX



PART  I.         FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets- December 31, 1996 and March 31, 1997.................  I-1

         Condensed Consolidated Statements of Operations - Three months ended
                 March 31, 1996 and 1997.............................................................  I-2

          Condensed Consolidated Statements of Stockholders' Equity..................................  I-3

          Condensed Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1996 and 1997.............................................................  I-4

          Notes to Condensed Consolidated Financial Statements.......................................  I-5

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..........................................................................  I-6


PART II.         OTHER INFORMATION

   ITEM 1. Legal Proceedings......................................................................... II-1

   ITEM 2. Changes in Securities..................................................................... II-1

   ITEM 3. Defaults Upon Senior Securities........................................................... II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders....................................... II-1

   ITEM 5. Other Information......................................................................... II-1

   ITEM 6. Exhibits and Reports on Form 8-K.......................................................... II-1


SIGNATURES........................................................................................... II-2

Item 1. Financial Statements

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                                             DECEMBER 31,        MARCH 31,
                                                                 1996              1997
                                                             ------------     --------------

                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                $      1,698     $        2,091
   Trade accounts receivable, net of
        allowance for doubtful accounts                           18,784             17,819
   Receivable from other cellular carriers                         1,706              3,194
   Deferred income taxes                                             830              1,044
   Prepaid expenses and deposits                                   2,313              1,940
   Inventory                                                       5,106              4,043
                                                             ------------     --------------

         Total current assets                               $     30,437     $       30,131

Net property, plant and equipment                                132,438            148,121
Licenses, net of amortization                                    375,808            400,620
Other intangible assets and other assets,
  at cost less accumulated amortization                           11,259             10,694
                                                             ------------     --------------
                                                            $    549,942     $      589,566
                                                             ============     ==============

                               Liabilities and Equity
                               ----------------------

Current liabilities:
   Notes payable                                            $      1,366     $        2,698
   Current installments of long-term debt                          5,296                  -
   Accounts payable                                               10,394             10,510
   Accrued expenses                                                8,399              9,871
   Other liabilities                                               4,686              4,770
                                                             ------------     --------------

        Total current liabilities                           $     30,141     $       27,849

Long-term debt, excluding current installments                   337,000            376,000
Deferred income taxes                                             11,500             12,938
Minority interests                                                 6,371              6,672
                                                             ------------     --------------

        Total liabilities                                   $    385,012     $      423,459
                                                             ------------     --------------

Stockholders' equity                                             164,930            166,107
                                                             ------------     --------------

                                                            $    549,942     $      589,566
                                                             ============     ==============

   Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                               --------------------------------
                                                    1996              1997
                                               --------------     -------------

Revenue:
   Service                                     $       34,915     $     42,220
   Equipment sales and installation                     2,035            2,463
                                                --------------     ------------
        Total revenue                          $       36,950     $     44,683
                                                --------------     ------------

Operating expenses:
   Engineering, technical and other direct              7,683            7,430
   Cost of equipment                                    3,931            5,807
   Selling, general and administrative                 10,924           13,360
   Depreciation and amortization                        5,898            7,553
                                                --------------     ------------
        Total operating expenses               $       28,436     $     34,150
                                                --------------     ------------

        Operating income                       $        8,514     $     10,533
                                                --------------     ------------

Other income (expense):
   Interest expense, net                               (7,945)          (7,872)
   Other income, net                                        -               71
                                                --------------     ------------

        Total other expense                    $       (7,945)    $     (7,801)
                                                --------------     ------------

        Income before minority interest
         share of income and income taxes      $          569     $      2,732

Minority interest share of income                        (452)            (331)
                                                --------------     ------------

        Income before income taxes             $          117     $      2,401

Income taxes                                              (41)          (1,224)
                                                --------------     ------------

        Net income                             $           76     $      1,177
                                                ==============     ============




Net income per share of common stock           $         0.00     $       0.04
                                                ==============     ============

Average shares outstanding                         23,561,923       27,813,259
                                                ==============     ============

See accompanying notes to condensed consolidated financial statements.

                    PALMER WIRELESS, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Stockholders' Equity

                               ($ in thousands)

                                 (Unaudited)


                                            Common Stock             Common Stock
                                               Class A                  Class B        Additional
                                        ----------------------   -------------------    paid-in    Retained
                                         Shares       Amount     Shares     Amount      capital    earnings
                                        --------- ------------   ---------- --------   ---------- ----------
Balances at December 31, 1995           6,095,772 $       61     17,293,578 $   173    $   72,466 $   1,853

Public offering, net of issuance
     costs of $5,826                    5,000,000         50         -          -          94,124      -
Exercise of stock options                   6,666         -          -          -              95      -
Employee and non-employee director
     stock purchase plans                  17,243         -          -          -             290      -
Treasury shares purchased                  -              -          -          -            -         -
Net income                                 -              -          -          -            -        4,682
                                       ----------  ---------     ----------  ------     ---------  --------

Balances at December 31, 1996          11,119,681 $      111     17,293,578 $   173    $  166,975 $   6,535

Net income                                 -              -          -          -            -        1,177
                                       ----------  ---------     ----------  ------     ---------  --------

Balances at March 31, 1997             11,119,681 $      111     17,293,578 $   173    $  166,975 $   7,712
                                       ==========  =========     ==========  ======     =========  ========



                                             Treasury stock       Total
                                          -------------------  stockholders'
                                           Shares    Amount       equity
                                          --------- ---------  --------------
Balances at December 31, 1995                -     $    -      $   74,553

Public offering, net of issuance
     costs of $5,826                         -          -          94,174
Exercise of stock options                    -          -              95
Employee and non-employee director
     stock purchase plans                    -          -             290
Treasury shares purchased                  600,000    (8,864)      (8,864)
Net income                                   -          -           4,682
                                           -------  --------    ---------

Balances at December 31, 1996              600,000 $  (8,864)  $  164,930

Net income                                   -          -           1,177
                                           -------  --------    ---------

Balances at March 31, 1997                 600,000 $  (8,864)  $  166,107
                                           =======  ========    =========


See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                  (Unaudited)


                                                                     FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                 ------------------------------
                                                                    1996               1997
                                                                 ----------       -------------
Cash flows from operating activities:
   Net income                                                   $       76       $       1,177
                                                                 ----------       -------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                               5,898               7,553
         Minority interest share of income                             452                 331
         Deferred income taxes                                          41               1,224
         Loss on disposal of property                                    -                   5
         Interest deferred and added to long-term debt                 187                   -
         Payment of deferred interest                                    -              (1,514)
         Decrease in trade accounts receivable                          50               1,730
         Decrease in inventory                                         378               1,223
         Increase in accounts payable and accrued expenses              40               1,252
         Change in other accounts                                     (343)               (651)
                                                                 ----------       -------------
         Total adjustments                                      $    6,703       $      11,153
                                                                 ----------       -------------
            Net cash provided by operating activities           $    6,779       $      12,330
                                                                 ----------       -------------

Cash flows from investing activities:
   Capital expenditures                                             (6,618)            (16,987)
   Proceeds from sales of property and equipment                         -                  12
   Purchase of cellular systems                                          -             (31,096)
   Collection of purchase price adjustment                           2,452                   -
   Purchases of minority interests                                  (1,224)               (368)
   Increase in other intangible assets and other assets             (2,247)                (48)
                                                                 ----------       -------------
            Net cash used in investing activities               $   (7,637)      $     (48,487)
                                                                 ----------       -------------

Cash flows from financing activities:
   Increase in short-term notes payable                                  -               1,332
   Repayment of long-term debt                                         (25)             (3,782)
   Proceeds from long-term debt                                      2,000              39,000
                                                                 ----------       -------------
            Net cash provided by financing activities           $    1,975       $      36,550
                                                                 ----------       -------------

            Net increase in cash and cash equivalents           $    1,117       $         393
Cash and cash equivalents at the beginning of period                 3,436               1,698
                                                                 ----------       -------------
Cash and cash equivalents at the end of period                  $    4,553       $       2,091
                                                                 ==========       =============


Supplemental disclosure of cash flow information:

   Income taxes paid (received), net                            $       67       $        (648)
                                                                 ==========       =============

   Interest paid                                                $    7,033       $       8,615
                                                                 ==========       =============


See accompanying notes to condensed consolidated financial statements.

                    PALMER WIRELESS, INC. AND SUBSIDIARIES


                       NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS ($ IN THOUSANDS)
                                 (UNAUDITED)





(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

         The computation of net income per share is based on the weighted average number of common and, as appropriate, dilutive common equivalent shares (common stock options using the treasury stock method) outstanding during the periods presented.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 Statement of Operations to conform to the 1997 presentation.


(2)      ACQUISITION AND PURCHASE OF LICENSE

         On February 1, 1997, one of the Company's majority-owned subsidiaries acquired the assets of and license to operate the non-wireline cellular telephone system serving the Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA for a total purchase price of $31,096.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Palmer Wireless, Inc. ("Company") is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 1997, the Company provided cellular telephone service to 310,823 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 18 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and nine Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.9 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.

MARKET OWNERSHIP

         The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1996 and March 31, 1997.

                                                                              December 31,            March 31,
         Cellular Service Area                                                    1996                  1997
         ---------------------                                                    ----                  ----
         Albany,Georgia.................................................           82.7%                 82.7%
         Augusta, Georgia...............................................          100.0                 100.0
         Columbus, Georgia..............................................           84.9                  84.9
         Macon, Georgia.................................................           99.1                  99.1
         Savannah, Georgia..............................................           98.5                  98.5
         Dothan, Alabama................................................           92.3                  92.5
         Montgomery, Alabama............................................           91.9                  92.3
         Georgia 1 - RSA................................................          100.0                 100.0
         Georgia 6 - RSA................................................           94.8                  94.8
         Georgia 7 - RSA................................................          100.0                 100.0
         Georgia 8 - RSA................................................          100.0                 100.0
         Georgia 9 - RSA................................................          100.0                 100.0
         Georgia 10 - RSA...............................................          100.0                 100.0
         Georgia 12 - RSA...............................................          100.0                 100.0
         Georgia 13 - RSA...............................................           N/A                   82.7
         Alabama 8 - RSA................................................          100.0                 100.0
         Fort Myers, Florida............................................           99.0                  99.0
         Panama City, Florida........................................              77.9                  78.4




         On February 1, 1997, one of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA for a total purchase price of $31.1 million, subject to certain adjustments.

RESULTS OF OPERATIONS

         The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                                                     Three Months Ended
                                                                                             March 31,
                                                                                     ------------------
                                                                                     1996            1997
                                                                                     ----            ----
REVENUE:
Service.....................................................                          94.5%          94.5%
Equipment sales and installation............................                           5.5            5.5
                                                                                    ------         ------
         TOTAL REVENUE.......................................                        100.0          100.0

OPERATING EXPENSES:
Engineering, technical and other direct:
         Engineering and technical (1).......................                          9.0            7.9
         Other direct costs of services (2)..................                         11.8            8.7
Cost of equipment (3).......................................                          10.6           13.0
Selling, general and administrative:
         Sales and marketing (4).............................                          8.6            8.6
         Customer service (5)................................                          5.8            6.7
         General and administrative (6)......................                         15.2           14.6
Depreciation and amortization...............................                          16.0           16.9
                                                                                      ----           ----
         TOTAL OPERATING EXPENSES............................                         77.0           76.4

Operating income............................................                          23.0%          23.6%
Operating income before depreciation
     and amortization (7)...................................                          39.0%          40.5%
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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         REVENUE. Service revenues totaled $42.2 million for the first quarter of 1997, an increase of 20.9% over $34.9 million for the first quarter of 1996. This increase was primarily due to a 34.4% increase in the average number of subscribers to 295,320 for the first quarter of 1997 versus 219,693 for the first quarter of 1996. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and recent acquisitions.

         Average monthly revenue per subscriber decreased 11.2% to $47.70 for the first quarter of 1997 from $53.73 for the first quarter of 1996. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

         Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased by 21.0% to $2.5 million for the first quarter of 1997 compared to $2.0 million for the first quarter of 1996. The increase is due to the 28.8% increase in gross subscriber activations in the first quarter of 1997 compared to 1996. As a percentage of revenue, equipment sales and installation revenue remained flat at 5.5% for the first quarter of 1997 and 1996.

         OPERATING EXPENSES. Engineering and technical expenses increased by 7.1% to $3.5 million for the first quarter of 1997 from $3.3 million in the first quarter of 1996, due primarily to the increase in subscribers and recent acquisitions. As a percentage of revenue, engineering and technical expenses decreased to 7.9% from 9.0% for the first quarter of 1997 and 1996, respectively. The Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

         Other direct costs of services decreased to $3.9 million for the first quarter of 1997 from $4.4 million for the first quarter of 1996 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets. As a percentage of revenue, these costs of service declined to 8.7% from 11.8%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base.

         The cost of equipment increased 47.7% to $5.8 million for the first quarter of 1997 from $3.9 million for the first quarter of 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (135.8%) for the first quarter of 1997 from (93.2%) for the first quarter of 1996. In an effort to address market competition and improve market share, the Company sold more telephones below cost in the first quarter of 1997, on average, than in the same period of 1996.

         Sales and marketing costs increased 21.1% to $3.9 million for the first quarter of 1997 from $3.2 million for the same period in 1996. This increase is primarily due to the 28.8% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs remained flat at 8.6% for the first quarter of 1997 and 1996. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $476 for the first quarter of 1997 from $357 for the first quarter of 1996. This increase in cost to add a net subscriber was caused primarily by increased losses from the Company's sales of cellular telephones and an increase in commissions.

         Customer service costs increased 40.2% to $3.0 million for the first quarter of 1997 from $2.1 million for the first quarter of 1996. As a percentage of revenue, customer service costs increased to 6.7% from 5.8% for the first quarter of 1997 and 1996, respectively. The increase was due primarily to higher costs for billing support services.

         General and administrative expenditures increased 16.2% to $6.5 million for the first quarter of 1997 from $5.6 million for the first quarter of 1996, due primarily to the increase in the costs associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of revenue to 14.6% in the first quarter of 1997 from 15.2% in the first quarter of 1996. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

         Depreciation and amortization increased 28.1% to $7.6 million for the first quarter of 1997 from $5.9 million for the first quarter of 1996. This increase was primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization remained relatively flat at 16.9% and 16.0% for the first quarter of 1997 and 1996, respectively.

         Operating income increased 23.7% to $10.5 million in the first quarter of 1997, from $8.5 million for the first quarter of 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.

         NET INTEREST EXPENSE, INCOME TAXES AND NET INCOME. Net interest expense remained flat at $7.9 million for the first quarter of 1997 and 1996.

         Income tax expense was $1.2 million in the first quarter of 1997 due primarily to the increase in income before income taxes. Income tax expense was immaterial in the first quarter of 1996.

         Net income for the first quarter of 1997 was $1.2 million, or $0.04 per share, compared to net income of $0.1 million, or $0.00 per share, for the first quarter of 1996. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses and income tax expense.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow.

         The Company currently has a $500.0 million revolving credit facility with a syndicate of 20 banks ("Credit Facility"). The Credit Facility is a revolving line of credit with scheduled commitment reductions commencing September 30, 1998. Interest rates under the Credit Facility range from .25% over prime or 1.5% over the London Inter Bank Offered Rate ("LIBOR") to 1.25% over prime or 2.5% over LIBOR depending upon the Company's leverage ratio. The Company has entered into ten interest rate swap agreements and four interest rate cap agreements for a total notional amount of $295.0 million. Under these agreements, the maximum interest rate may range from 7.76% to 11.25%. As of March 31, 1997, the effective interest rate under these agreements ranged from 7.14% to 9.98%.

         The Credit Facility is secured by substantially all of the property and assets of the Company and its subsidiaries. The subsidiaries of the Company also guarantee all obligations of the Company under the Credit Facility.

         As of March 31, 1997, $376.0 million was outstanding under the Credit Facility and $124.0 million was available to be borrowed. The Company believes that operating cash flow and borrowings available under the Credit Facility will provide sufficient financial resources to satisfy the Company's debt service requirements and to meet the Company's currently anticipated capital and other expenditure requirements over at least the next two to three years. However, there can be no assurance that the Company will not require future financing or that, if so required, such financing will be available, or, if available, that the terms thereof will be attractive to the Company.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               Exhibit
               Number                                       Description
               ------                                       ------------
                11                                     Computation of Earnings Per Share

                27                                     Financial Data Schedule

         (b)  Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K on February 14, 1997, to report that its wholly-owned subsidiary, Cellular Dynamics Telephone Company of Georgia, had acquired the cellular telephone system serving the Georgia-13 Rural Service Area (Market No. 383) from Mobile Communications Systems, L.P. for a total cash purchase price of $30.0 million, subject to certain adjustments.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PALMER WIRELESS, INC.


Date:  May 15, 1997                         By:      /s/ William J. Ryan
                                               -------------------------------
                                                       William J. Ryan
                                                        President and
                                                    Chief Executive Officer




Date:  May 15, 1997                         By:     /s/ M. Wayne Wisehart
                                                ------------------------------
                                                     M. Wayne Wisehart
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit
Number                    Description                                                         Numbered Page
------                    -----------                                                         -------------
    11           Computation of Earnings Per Share.................................

    27           Financial Data Schedule ...........................................