Form 10-Q
period 1997-06-30
PALMER WIRELESS INC
filed 1997-08-14
CIK 919044

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              --------------------

                                   FORM 10-Q

                              --------------------

( X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X       No
                                                    ------       ------

The number of shares outstanding of the issuer's common stock as of June 30, 1997 was 27,813,259.

================================================================================

                    PALMER WIRELESS, INC. AND SUBSIDIARIES


                                     INDEX



PART  I.         FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - December 31, 1996 and June 30, 1997..................  I-1

         Condensed Consolidated Statements of Operations - Three Months ended June 30, 1996 and 1997 and six months ended June 30, 1996 and 1997................................  I-2

          Condensed Consolidated Statements of Stockholders' Equity...................................  I-3

          Condensed Consolidated Statements of Cash Flows - Six months ended
                 June 30, 1996 and 1997...............................................................  I-4

          Notes to Condensed Consolidated Financial Statements........................................  I-5

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

   ITEM 4. Submission of Matters to a Vote of Security Holders.......................................  II-1

   ITEM 5. Other Information.........................................................................  II-1

   ITEM 6. Exhibits and Reports on Form 8-K..........................................................  II-1


SIGNATURES...........................................................................................  II-2

ITEM 1.    FINANCIAL STATEMENTS


                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)


                                                          DECEMBER 31,            JUNE 30,
                                                              1996                  1997
                                                       -----------------     -----------------
                               Assets
                               ------

Current assets:
   Cash and cash equivalents                           $          1,698      $          1,740
   Trade accounts receivable, net of
        allowance for doubtful accounts                          18,784                19,049
   Receivable from other cellular carriers                        1,706                 3,669
   Deferred income taxes                                            830                   980
   Prepaid expenses and deposits                                  2,313                 1,794
   Inventory                                                      5,106                 3,181
                                                       -----------------     -----------------

         Total current assets                          $         30,437      $         30,413

Net property, plant and equipment                               132,438               157,596
Licenses, net of amortization                                   375,808               398,845
Other intangible assets and other assets,
  at cost less accumulated amortization                          11,259                10,348
                                                       -----------------     -----------------
                                                       $        549,942      $        597,202
                                                       =================     =================

                         Liabilities and Equity
                         ----------------------

Current liabilities:
   Notes payable                                       $          1,366      $          2,321
   Current installments of long-term debt                         5,296                     -
   Accounts payable                                              10,394                 9,032
   Accrued expenses                                               8,399                11,896
   Other liabilities                                              4,686                 4,874
                                                       -----------------     -----------------

        Total current liabilities                      $         30,141      $         28,123

Long-term debt, excluding current installments                  337,000               378,000
Deferred income taxes                                            11,500                15,326
Minority interests                                                6,371                 7,123
                                                       -----------------     -----------------

        Total liabilities                              $        385,012      $        428,572
                                                       -----------------     -----------------

Stockholders' equity                                            164,930               168,630
                                                       -----------------     -----------------

                                                       $        549,942      $        597,202
                                                       =================     =================


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

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)




                                                          FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                       ENDED JUNE 30,
                                                ----------------------------------     ----------------------------------
                                                       1996                1997                1996               1997
                                                ----------------     -------------     ---------------     --------------
Revenue:
   Service                                      $         37,826     $      45,920     $        72,741     $       88,140
   Equipment sales and installation                        2,204             2,625               4,239              5,088
                                                ----------------     -------------     ---------------     --------------
        Total revenue                           $         40,030     $      48,545     $        76,980     $       93,228
                                                ----------------     -------------     ---------------     --------------

Operating expenses:
   Engineering, technical and other direct                 7,256             8,124              14,939             15,554
   Cost of equipment                                       4,466             5,250               8,397             11,057
   Selling, general and administrative                    11,053            13,844              21,977             27,204
   Depreciation and amortization                           5,974             7,576              11,872             15,129
                                                ----------------     -------------     ---------------     --------------
        Total operating expenses                $         28,749     $      34,794     $        57,185     $       68,944
                                                ----------------     -------------     ---------------     --------------
        Operating income                        $         11,281     $      13,751     $        19,795     $       24,284
                                                ----------------     -------------     ---------------     --------------

Other income (expense):
   Interest expense, net                                  (8,061)           (8,241)            (16,006)           (16,113)
   Other (expense) income, net                               (58)               91                 (58)               162
                                                ----------------     -------------     ---------------     --------------

        Total other expense                     $         (8,119)    $      (8,150)    $       (16,064)    $      (15,951)
                                                ----------------     -------------     ---------------     --------------

        Income before minority interest
         share of income and income taxes       $          3,162     $       5,601     $         3,731     $        8,333

Minority interest share of income                           (571)             (451)             (1,023)              (782)
                                                ----------------     -------------     ---------------     --------------

        Income before income taxes              $          2,591     $       5,150     $         2,708     $        7,551

Income taxes                                                (907)           (2,627)               (948)            (3,851)
                                                ----------------     -------------     ---------------     --------------

        Net income                              $          1,684     $       2,523     $         1,760     $        3,700
                                                ================     =============     ===============     ==============


Net income per share of common stock            $           0.07     $        0.09     $          0.07     $         0.13
                                                ================     =============     ===============     ==============

Average shares outstanding                            24,299,453        27,813,259          23,940,039         27,813,259
                                                ================     =============     ===============     ==============


See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                  (UNAUDITED)



                                                     Common Stock               Common Stock
                                                        Class A                    Class B        Additional
                                               ------------------------      -------------------  paid-in      Retained
                                                 Shares          Amount       Shares      Amount  capital      earnings
                                               -----------  ------------     ----------  -------  -----------  -----------
Balances at December 31, 1995                   6,095,772   $      61        17,293,578   $  173    $   72,466   $   1,853

Public offering, net of issuance
     costs of $5,826                            5,000,000          50            -            -         94,124         -
Exercise of stock options                           6,666          -             -            -             95         -
Employee and non-employee director
     stock purchase plans                          17,243          -             -            -            290         -
Treasury shares purchased
Net income                                          -              -             -            -           -          4,682
                                               -----------  ------------     ----------  -------  ------------ -----------

Balances at December 31, 1996                  11,119,681   $     111        17,293,578   $  173    $  166,975   $   6,535

Net income                                          -              -             -            -           -          3,700
                                               -----------  ------------     ----------  -------  ------------ -----------

Balances at June 30, 1997                      11,119,681   $     111        17,293,578   $  173    $  166,975   $  10,235
                                               ===========  ============     ==========  ======== ============ ===========




                                                     Treasury stock          Total
                                                  -------------------     stockholders'
                                                   Shares     Amount         equity
                                                  ------- ----------   --------------
Balances at December 31, 1995                        ---  $    ---     $       74,553

Public offering, net of issuance
     costs of $5,826 (Note 3)                        ---       ---             94,174
Exercise of stock options                            ---       ---                 95
Employee and non-employee director
     stock purchase plans                            ---       ---                290
Treasury shares purchased                         600,000     (8,864)          (8,864)
Net income                                           ---       ---              4,682
                                                  ------- ----------   --------------

Balances at December 31, 1996                     600,000 $   (8,864)  $      164,930

Net income                                           ---       ---              3,700
                                                  ------- ----------   --------------

Balances at June 30, 1997                         600,000 $   (8,864)  $      168,630
                                                  ======= ==========   ==============

See accompanying notes to condensed consolidated financial statements.

                     PALMER WIRELESS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                                                       FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                ---------------------------------
                                                                     1996                1997
                                                                -------------      --------------
Cash flows from operating activities:
   Net income                                                   $      1,760       $       3,700
                                                                -------------      --------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                11,872              15,129
         Minority interest share of income                             1,023                 782
         Deferred income taxes                                           498               3,676
         Loss (gain) on disposal of property                              59                  (9)
         Interest deferred and added to long-term debt                   326                   -
         Payment of deferred interest                                      -              (1,514)
         (Increase) decrease in trade accounts receivable               (809)                500
         (Decrease) in inventory                                         358               2,085
         (Decrease) increase in accounts payable and
                accrued expenses                                      (1,629)              1,799
         Change in other accounts                                      2,345                (576)
                                                                -------------      --------------
         Total adjustments                                      $     14,043       $      21,872
                                                                -------------      --------------
            Net cash provided by operating activities           $     15,803       $      25,572
                                                                -------------      --------------

Cash flows from investing activities:
   Capital expenditures                                              (21,639)            (31,700)
   Proceeds from sales of property and equipment                           4                 201
   Purchase of cellular systems                                      (31,500)            (31,260)
   Collection of purchase price adjustment                             2,452                   -
   Purchases of minority interests                                    (1,254)               (794)
   Increase in other intangible assets and other assets               (1,710)               (150)
                                                                -------------      --------------
            Net cash used in investing activities               $    (53,647)      $     (63,703)
                                                                -------------      --------------

Cash flows from financing activities:
   Increase in short term notes payable                                2,535                 955
   Repayment of long-term debt                                      (100,050)             (3,782)
   Proceeds from long-term debt                                       39,000              41,000
   Public offering proceeds, net                                      94,295                   -
                                                                -------------      --------------
            Net cash provided by financing activities           $     35,780       $      38,173
                                                                -------------      --------------

            Net (decrease) increase in cash and cash
                equivalents                                     $     (2,064)      $          42
Cash and cash equivalents at the beginning of period                   3,436               1,698
                                                                -------------      --------------
Cash and cash equivalents at the end of period                  $      1,372       $       1,740
                                                                =============      ==============

Supplemental disclosure of cash flow information:

   Income taxes paid (received), net                            $      1,172       $        (617)
                                                                =============      ==============

   Interest paid                                                $     14,460       $      16,328
                                                                =============      ==============





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


(2)      ACQUISITION AND PURCHASE OF LICENSE

         On February 1, 1997, one of the Company's majority-owned subsidiaries acquired the assets of and license to operate the non-wireline cellular telephone system serving the Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA, for a total purchase price of $31,260.


(3)      AGREEMENT AND PLAN OF MERGER

         Pursuant to an Agreement and Plan of Merger dated May 23, 1997 by and among Price Communications Corporation ("Price"), Price Communications Wireless, Inc. and the Company, Price intends to acquire all issued and outstanding shares of common stock of the Company and outstanding options and rights under employee and director stock purchase plans for a purchase price of $17.50 per share in cash.

         Following this merger, the common stock of the Company will cease to be authorized to be quoted on the NASDAQ Stock Market and will become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         Palmer Wireless, Inc. ("Company") is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 1997, the Company provided cellular telephone service to 325,653 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 18 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and nine Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.9 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULAR ONE.


MARKET OWNERSHIP

         The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1996 and June 30, 1997.


          Cellular Service Area                                                          December 31,            June 30,
          ---------------------                                                             1996                  1997

          Albany, Georgia....................................................               82.7%                 82.7%
          Augusta, Georgia...................................................               100.0                 100.0
          Columbus, Georgia..................................................                84.9                  85.2
          Macon, Georgia.....................................................                99.1                  99.2
          Savannah, Georgia..................................................                98.5                  98.5
          Dothan, Alabama....................................................                92.3                  92.5
          Montgomery, Alabama................................................                91.9                  92.8
          Georgia 1 - RSA....................................................               100.0                 100.0
          Georgia 6 - RSA....................................................                94.8                  95.1
          Georgia 7 - RSA....................................................               100.0                 100.0
          Georgia 8 - RSA....................................................               100.0                 100.0
          Georgia 9 - RSA....................................................               100.0                 100.0
          Georgia 10 - RSA...................................................               100.0                 100.0
          Georgia 12 - RSA...................................................               100.0                 100.0
          Georgia 13 - RSA...................................................                N/A                   82.7
          Alabama 8 - RSA....................................................               100.0                 100.0
          Fort Myers, Florida................................................                99.0                  99.0
          Panama City, Florida...............................................                77.9                  78.4



         On February 1, 1997, one of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA, for a total purchase price of $31.2 million, subject to certain adjustments.

RESULTS OF OPERATIONS

         The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                   ------------------------------    -------------------------
                                                       1996            1997            1996          1997
                                                   ------------------------------    -------------------------
REVENUE:
Service                                                94.5%          94.6%           94.5%           94.5%
Equipment sales and installation                        5.5%           5.4%            5.5%            5.5%
                                                   ----------     ---------          -------       --------
          TOTAL REVENUE                               100.0%         100.0%          100.0%          100.0%

OPERATING EXPENSES:
Engineering, technical and other direct:
          Engineering and technical (1)                 7.5%           8.5%            8.2%            8.2%
          Other direct costs of services (2)           10.6%           8.2%           11.2%            8.5%
Cost of equipment (3)                                  11.2%          10.8%           10.9%           11.9%
Selling, general and administrativeA (6)
          Sales and marketing (4)                       7.8%           8.5%            8.2%            8.5%
          Customer service (5)                          5.4%           6.3%            5.6%            6.5%
          General and administrative (6):              14.4%          13.8%           14.8%           14.2%
Depreciation and amortization                          14.9%          15.6%           15.4%           16.2%
                                                   ----------     ---------          -------       --------
          TOTAL OPERATING EXPENSES                     71.8%          71.7%           74.3%           74.0%

Operating income                                       28.2%          28.3%           25.7%           26.0%
Operating income before depreciation
          and amortization (7)                         43.1%          43.9%           41.1%           42.2%

--------------------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

          REVENUE. Service revenues totaled $45.9 million for the second quarter of 1997, an increase of 21.4% over $37.8 million for the second quarter of 1996. This increase was primarily due to a 36.3% increase in the average number of subscribers to 316,255 for the second quarter of 1997 versus 232,053 for the second quarter of 1996. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and the recent acquisitions.

          Average monthly revenue per subscriber decreased 10.9% to $48.41 for the second quarter of 1997 from $54.35 for the second quarter of 1996. This is due to a common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

          Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $2.6 million for the second quarter of 1997 from $2.2 million for the second quarter of 1996. As a percentage of total cellular revenue, equipment sales and installation revenue decreased to 5.4% for 1997 from 5.5% for 1996, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers.

          OPERATING EXPENSES. Engineering and technical expenses increased by 37.1% to $4.1 million for the second quarter of 1997 from $3.0 million in the second quarter of 1996, due primarily to the increase in subscribers and the recent acquisitions. As a percentage of revenue, engineering and technical expenses increased to 8.5% from 7.5% for the second quarter of 1997 and 1996, respectively. The increase from 1996 to 1997 relates to the costs associated with additional cell sites constructed and obtained in recent acquisitions. The Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

          Other direct costs of services decreased 5.8% to $4.0 million for the second quarter of 1997 from $4.2 million in the second quarter of 1996. As a percentage of revenue, however, these costs of service declined to 8.2% from 10.6%, reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets.

          The cost of equipment increased 17.6% to $5.2 million for the second quarter of 1997 from $4.5 million for the second quarter of 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin improved to (100.0%) for the second quarter of 1997 from (102.6%) for the second quarter of 1996. This improvement in margin is a result of the Company increasing the sales price of certain phones in the second quarter of 1997.

          Sales and marketing costs increased 31.4% to $4.1 million for the second quarter of 1997 from $3.1 million for the same period in 1996. This increase is primarily due to the 13.3% increase in gross subscriber activations and the resulting increase in commissions and higher advertising costs. As a percentage of total revenue, sales and marketing costs increased to 8.5% from 7.8% for the second quarter of 1997 and 1996, respectively. The increase was due to increased advertising costs in response to market competition. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $485 for the second quarter of 1997 from $395 for the second quarter of 1996. This increase in cost to add a net subscriber was caused primarily by increased losses from the Company's sales of cellular telephones and an increase in commissions

          Customer service costs increased 42.4% to $3.0 million for the second quarter of 1997 from $2.1 million for the second quarter of 1996. As a percentage of revenue, customer service costs increased to 6.3% from 5.4% in the second quarter of 1997 and 1996, respectively. The increase was due primarily to higher costs for billing support services.

          General and administrative expenditures increased 15.5% to $6.7 million for the second quarter of 1997 from $5.8 million for the second quarter of 1996, due primarily to the increase cost associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of total revenue to 13.8% in the second quarter of 1997 from 14.4% in the second quarter of 1996. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

          Depreciation and amortization increased 26.8% to $7.6 million for the second quarter of 1997 from $6.0 million for the second quarter of 1996. This increase was primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization increased to 15.6% from 14.9% for the second quarter of 1997 compared to the second quarter of 1996.

          Operating income increased 21.9% to $13.8 million in the second quarter of 1997, from $11.3 million for the second quarter of 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.

          NET INTEREST EXPENSE, INCOME TAXES AND NET INCOME. Net interest expense increased 2.2% to $8.2 million for the second quarter of 1997 versus $8.1 million for the second quarter of 1996.

          Income tax expense was $2.6 million in the second quarter of 1997 and $0.9 million in the second quarter of 1996 due to the increase in income before income taxes in 1997 and the fact that all remaining net operating loss carry forwards were recognized for financial statement purposes in 1996.

          Net income for the second quarter of 1997 was $2.5 million, or $0.09 per share, compared to net income of $1.7 million, or $0.07 per share, for the second quarter of 1996. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses and income tax expense.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

          REVENUE. Service revenues totaled $88.1 million for the first half of 1997, an increase of 21.2% over $72.7 million for the first half of 1996. This increase was primarily due to a 36.2% increase in the average number of subscribers to 305,638 for the first half of 1997 versus 224,333 for the first half of 1996. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and recent acquisitions.

          Average monthly revenue per subscriber decreased 11.1% to $48.06 for the first half of 1997 from $54.04 for the first half of 1996. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

          Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased by 20.0% to $5.1 million for the first half of 1997 compared to $4.2 million for the first half of 1996. The increase is due to the 20.7% increase in gross subscriber activations in the first half of 1997 compared to 1996. As a percentage of revenue, equipment sales and installation revenue remained flat at 5.5% for the first half of 1997 and 1996.

          OPERATING EXPENSES. Engineering and technical expenses increased by 21.4% to $7.7 million for the first half of 1997 from $6.3 million in the first half of 1996, due primarily to the increase in subscribers and recent acquisitions. As a percentage of revenue, engineering and technical expenses remained flat at 8.2% for the first half of 1997 and 1996, respectively. The Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

          Other direct costs of services decreased to $7.9 million for the first half of 1997 from $8.6 million for the first half of 1996 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets. As a percentage of revenue, these costs of service declined to 8.5% from 11.2%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base.

          The cost of equipment increased 31.7% to $11.0 million for the first half of 1997 from $8.4 million for the first half of 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (117.3%) for the first half of 1997 from (98.1%) for the first half of 1996. In an effort to address market competition and improve market share, the Company sold more telephones below cost in the first half of 1997, on average, than in the same period of 1996.

          Sales and marketing costs increased 26.2% to $8.0 million for the first half of 1997 from $6.3 million for the same period in 1996. This increase is primarily due to the 20.7% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs increased to 8.5% from 8.2% for the first half of 1997 and 1996, respectively. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $480 for the first half of 1997 from $375 for the first half of 1996. This increase in cost to add a net subscriber was caused primarily by increased losses from the Company's sales of cellular telephones and an increase in commissions and advertising costs.

          Customer service costs increased 41.3% to $6.0 million for the first half of 1997 from $4.2 million for the first half of 1996. As a percentage of revenue, customer service costs increased to 6.5% from 5.6% for the first half of 1997 and 1996, respectively. The increase was due primarily to higher costs for billing support services.

          General and administrative expenditures increased 15.8% to $13.2 million for the first half of 1997 from $11.4 million for the first half of 1996, due primarily to the increase in the costs associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of revenue to 14.2% in the first half of 1997 from 14.8% in the first half of 1996. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

          Depreciation and amortization increased 27.4% to $15.1 million for the first half of 1997 from $11.9 million for the first half of 1996. This increase was primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization increased to 16.2% from 15.4% for the first half of 1997 and 1996, respectively.

          Operating income increased 22.7% to $24.3 million in the first half of 1997, from $19.8 million for the first half of 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.

          NET INTEREST EXPENSE, INCOME TAXES AND NET INCOME. Net interest expense remained relatively flat at $16.1 million and $16.0 million for the first half of 1997 and 1996.

          Income tax expense was $3.9 million in the first half of 1997 and $0.9 million in the first half of 1996. This increase is due primarily to the increase in income before income taxes in 1997 and the fact that all remaining net operating loss carry forwards were recognized for financial statement purposes in 1996.

          Net income for the first half of 1997 was $3.7 million, or $0.13 per share, compared to net income of $1.8 million, or $0.07 per share, for the first half of 1996. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses and income tax expense.



LIQUIDITY AND CAPITAL RESOURCES

          The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow.

          The Company currently has a $500.0 million revolving credit facility with a syndicate of 20 banks ("Credit Facility"). The Credit Facility is a revolving line of credit with scheduled commitment reductions commencing September 30, 1998. Interest rates under the Credit Facility range from .25% over prime or 1.5% over the London Inter Bank Offered Rate ("LIBOR") to 1.25% over prime or 2.5% over LIBOR depending upon the Company's leverage ratio. The Company has entered into ten interest rate swap agreements and four interest rate cap agreements for a total notional amount of $295.0 million. Under these agreements, the maximum interest rate may range from 7.76% to 11.25%. As of June 30, 1997, the effective interest rate under these agreements ranged from 7.14% to 9.98%.

          The Credit Facility is secured by substantially all of the property and assets of the Company and its subsidiaries. The subsidiaries of the Company also guarantee all obligations of the Company under the Credit Facility.

          As of June 30, 1997, $378.0 million was outstanding under the Credit Facility and $122.0 million was available to be borrowed. The Company believes that operating cash flow and borrowings available under the Credit Facility will provide sufficient financial resources to satisfy the Company's debt service requirements and to meet the Company's currently anticipated capital and other expenditure requirements over at least the next two to three years. However, there can be no assurance that the Company will not require future financing or that, if so required, such financing will be available, or, if available, that the terms thereof will be attractive to the Company.

          Any acquisitions by the Company of ownership interests in cellular telephone systems may be for cash, securities or a combination of cash and securities. To the extent that the Company uses cash for all or a part of any such acquisitions, it expects to raise such cash from borrowings under the Credit Facility or, if feasible and attractive, issuance of Class A Common Stock.

OTHER

INFLATION

          The Company believes that inflation affects its business no more than it generally affects other similar businesses.

          Pursuant to an Agreement and Plan of Merger dated May 23, 1997 by and among Price Communications Corporation ("Price"), Price Communications Wireless, Inc. and the Company, Price intends to acquire all issued and outstanding shares of common stock of the Company and outstanding options and rights under employee and director stock purchase plans for a purchase price of $17.50 per share in cash.

          Following this merger, the common stock of the Company will cease to be authorized to be quoted on the NASDAQ Stock Market and will become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of security holders at the 1996 Annual Meeting of Stockholders held on April 22, 1997:

        1. Election of two Class I Directors to the Board of Directors of the Company. The following votes were cast in the election of the directors:

                                                            WITHHOLDING
        CLASS I DIRECTORS               FOR                  AUTHORITY
        -----------------               ---                  ---------
        Thomas D. McCloskey, Jr.        33,167,761            21,175
        Vickie Palmer                   33,173,964            14,972


        2. Proposed ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. There were 33,171,830 votes cast for ratification, 15,875 votes cast against ratification, 0 votes withheld and 1,231 abstentions. There were no broker non-votes recorded.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit
             Number                     Description
             -------                    -----------
                11                Computation of Earnings Per Share

                27                Financial Data Schedule


        (b)  Reports on Form 8-K


        On June 2, 1997, the Company filed a Current Report on Form 8-K which reported that the Company, Price Communications Corporation (the "Acquiror") and a wholly owned subsidiary of Acquiror entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that the Acquiror will acquire each issued and outstanding share of common stock of the Company for a purchase price of $17.50 per share through the merger of a wholly-owned subsidiary of Acquiror with and into the Company (the "Merger"). The Merger is subject to stockholder approval, approval by the Federal Communications Commission and other regulatory approvals.

        Concurrently with the execution of the Merger Agreement, Palmer Communications Incorporated, a Delaware corporation which is the majority stockholder of the Company ("PCI"), entered into a voting agreement with Acquiror pursuant to which PCI agreed to vote its shares of common stock of the Company in favor of the Merger.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PALMER WIRELESS, INC.


Date:  August 14, 1997               By:      /s/ William J. Ryan
                                        ------------------------------
                                                  William J. Ryan
                                                   President and
                                               Chief Executive Officer




Date:  August 14, 1997               By:     /s/ M. Wayne Wisehart
                                        -----------------------------
                                                 M. Wayne Wisehart
                                             Vice President, Treasurer
                                            and Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibit
Number                                        Description                    Numbered Page
------                                        -----------                    -------------
    11           Computation of Earnings Per Share.......................

    27           Financial Data Schedule ................................